Form 10QSB
period 1996-06-30
CHILDRENS BROADCASTING CORP
filed 1996-08-12
CIK 882160

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the
     Securities Exchange   Act of 1934

     For Quarterly period ended June 30, 1996 or

 [ ] Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange   Act of 1934

     For the Transition period from _________ to _________

     Commission File No. 0-21534

                       Children's Broadcasting Corporation
             (Exact name of registrant as specified in its charter)

             Minnesota                                          41-1663712
(State or other jurisdiction of                               (IRS Employer
    incorporation or organization)                        Identification Number)

             724 First Street North-4th Floor, Minneapolis, MN 55401
                (Address of principal executive office zip code)

                                 (612) 338-3300
               Registrant's telephone number, including area code

Former Address:
(Former name, former address and former fiscal year, if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X      No

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

   Yes          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    5,629,858



INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

         Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995.

         Consolidated Statements of Operations -- Three and six months ended June 30, 1996 and 1995.

         Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1995.

         Notes to consolidated financial statements -- June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K


         This Form 10-QSB for the quarter ended June 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation of 1995, which may be identified by the use of such forward-looking terminology as "believes," "expects," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward looking statements which are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K Report filed on July 3, 1996 (File No. 0-21534).


                       CHILDREN'S BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                             JUNE 30              DECEMBER 31
                                                                              1996                   1995
                                                                         ------------           ------------
                                     ASSETS

Current assets:
       Cash and Cash Equivalents                                         $  4,541,745           $    587,292
       Accounts Receivable                                                    933,472                876,487
             Allowance For Bad Debts                                          (54,890)               (71,490)
       Accounts Receivable-Other                                              108,334                 49,576
       Prepaid Expenses                                                        92,343                707,689
       Trade Activity, Net                                                    155,748                 23,435
       Inventory                                                               77,260                 74,046
                                                                         ------------           ------------

                             TOTAL CURRENT ASSETS                           5,854,012              2,247,035

       Deferred Expenses                                                    1,669,639              2,288,141
       Property & Equipment, Net                                            3,497,905              3,083,769
       Broadcast License, Net                                              17,140,364              4,969,573
       Intangible Assets, Net                                               1,136,792                738,220
                                                                         ------------           ------------

                             TOTAL ASSETS                                $ 29,298,712           $ 13,326,738
                                                                         ============           ============


                             LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
       Accounts Payable                                                  $    515,370           $    749,742
       Accrued Interest                                                        49,420                301,389
       Other Accrued Expenses                                                 642,242                733,371
       Short-Term Debt                                                      1,268,192              4,550,000
       Long-Term Debt - Current Portion                                       383,684                297,365
       Obligation Under Capital Lease - Current Portion                        11,276                 36,173
                                                                         ------------           ------------

                             TOTAL CURRENT LIABILITIES                      2,870,183              6,668,040

       Long-Term Debt - Net of Current Portions                             1,747,164                872,338
       Obligation Under Capital Lease                                           8,437                 52,847
                                                                         ------------           ------------

                             TOTAL LIABILITIES                              4,625,785              7,593,225

Convertible Preferred Stock
       Autorized Shares - 290,213
       Issued and Outstanding Shares - 290,213 redeemable
         at $10 Per Share on August 29, 1999                                2,326,633              2,246,838

Shareholders' Equity:
       Common Stock, $.02 Par Value:
             Authorized shares - 12,500,000
             Issued & outstanding shares - Voting: 5,440,817
               1996 and 2,945,183-- 1995;
             Issued and Outstaning Shares - 189,041 nonvoting -
               1996 and 1995                                                  112,597                 62,683
       Additional Paid-In Capital                                          41,963,086             19,491,302
       Accumulated Deficit                                                (19,729,389)           (16,067,310)
                                                                         ------------           ------------

                             TOTAL SHAREHOLDERS' EQUITY                    22,346,294              3,486,675

       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $ 29,298,712           $ 13,326,738
                                                                         ============           ============




                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30                                    JUNE 30
                                                     -----------           -----------           -----------           -----------
                                                        1996                  1995                  1996                  1995
                                                     -----------           -----------           -----------           -----------
REVENUES:
         Owned, Operated and LMA Stations            $ 1,082,178           $ 1,140,322           $ 1,940,658           $ 2,030,126
         Network                                         249,289               263,950               606,832               635,976
                                                     -----------           -----------           -----------           -----------

               REVENUES                              $ 1,331,467           $ 1,404,272             2,547,490             2,666,102

OPERATING EXPENSES:
         Owned, Operated and LMA Stations:
               General and Administrative                524,774               480,243               994,212             1,041,702
               Technical and Programming                 222,073               231,345               421,875               525,901
               Selling                                   341,642               409,440               682,169               904,308
                                                     -----------           -----------           -----------           -----------
                                                       1,088,489             1,121,028             2,098,256             2,471,911

         Network:
               General and Administrative                222,156               127,724               448,140               258,074
               Programming                               212,997               150,119               431,127               282,069
               Selling                                   215,279               255,323               428,070               583,224
               Marketing                                 143,283                 6,684               263,514                13,244
               Magazine                                   62,396                38,567               125,541                57,558
                                                     -----------           -----------           -----------           -----------
                                                         856,111               578,417             1,696,392             1,194,169

         BROADCAST CASH FLOW                            (613,133)             (295,173)           (1,247,158)             (999,978)

         Corporate                                       515,712               363,565               956,889               727,964
         Depreciation & Amortization                     539,755               225,391             1,071,520               457,191
         Loss on Exchange of Assets                         --                  24,226                  --                  28,687
                                                     -----------           -----------           -----------           -----------

               TOTAL OPERATING EXPENSES                2,999,067             2,312,627             5,823,057             4,879,922
                                                     -----------           -----------           -----------           -----------

LOSS FROM OPERATIONS                                  (1,667,600)             (908,355)           (3,275,567)           (2,213,820)
Interest Expense (Net of Interest Income)                 38,811               165,128               306,717               298,041
                                                     -----------           -----------           -----------           -----------



NET LOSS                                             ($1,706,411)          ($1,073,483)          ($3,582,284)          ($2,511,861)
                                                     ===========           ===========           ===========           ===========


                                                     ($     0.47)          ($     0.40)          ($     0.98)          ($     0.93)
                                                     ===========           ===========           ===========           ===========
NET LOSS PER SHARE

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          3,736,000             2,710,000             3,736,000             2,710,000
                                                     ===========           ===========           ===========           ===========



                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                 ------------           ------------
                                                                                     1996                   1995
                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                         ($ 3,582,284)          ($ 2,511,861)

Adjustments to Reconcile Net Loss to Net
       Cash from Operating Activities:
             Depreciation & Amortization                                            1,071,520                457,191
             Trade Activity                                                          (132,313)               (58,996)
             Amortization of Deferred Warrant Expense                                 316,344                   --
             Decrease (Increase) in:
                    Accounts Receivable                                               (73,585)              (361,877)
                    Other Receivables                                                 (58,758)                 1,174
                    Prepaid Expenses                                                  338,133                (88,127)
                    Inventory                                                          (3,214)                  (287)
                    Other Assets                                                         --                     --

             Increase (Decrease) in:
                    Accounts Payable                                                 (234,372)                40,691
                    Accrued Interest                                                 (251,969)               192,376
                    Other Accrued Expenses                                            (91,129)               (88,482)
                                                                                 ------------           ------------

       NET CASH USED IN OPERATIONS                                                 (2,701,627)            (2,418,198)
                                                                                 ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale/Purchase of Property & Equipment                                         (675,866)               610,422
       Sale/Purchase of Intangible Assets                                          (8,538,434)               (63,831)
                                                                                 ------------           ------------

                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (9,214,300)               546,591
                                                                                 ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                          (69,307)               (10,904)
       Increase (Decrease) in Short Term Debt                                      (3,800,000)             2,125,000
       Payment of Long Term Debt                                                     (111,139)               (83,929)
       Proceeds from Long Term Debt                                                      --                   69,350
       Proceeds from Convertible Preferred Stock                                         --                   74,415
       Proceeds from Issuance of Common Stock                                      19,850,826                  5,001
                                                                                 ------------           ------------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                      15,870,380              2,178,933
                                                                                 ------------           ------------




Increase in Cash                                                                    3,954,453                307,326
Cash - Beginning of Period                                                            587,292                243,733
                                                                                 ------------           ------------
CASH - END OF PERIOD                                                             $  4,541,745           $    551,060
                                                                                 ============           ============


Supplemental Disclosure of Cash Flow Information:

       Cash Paid During the Period for Interest                                  $    500,046           $     24,340
                                                                                 ============           ============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

       In conjunction with the purchase of WJDM in the New York market, the Company recognized intangible assets and incurred long term debt of $1,072,284 through a non-competition agreement. Additionally, assets aggregating $2,670,871 were purchased by issuing 270,468 shares of common stock, and assuming debt of $518,192 which was subsequently paid off in July 1996.






CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report or Form 10-KSB for the year ended December 31, 1995.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1996

The following significant transactions occurred during the first six months of 1996 and are considered non-recurring:

A. In January 1996, the Company obtained financing of $750,000 from lenders, evidenced by notes bearing an interest rate of 6% per annum, payable July 8, 1996. The Company also granted warrants to the lenders to purchase 57,500 shares of common stock at $13.00 per share. Proceeds from this financing were used for the purchase of WJDM-AM in the New York market. The note was subsequently paid off in July 1996.

B. The Company effected a one-for-two reverse stock split effective for shareholders of record January 23, 1996. Management believes this action will enhance acceptability and marketability of the Company's stock by the financial community and investing public.

C. In March 1996, the Company completed a public offering for 2.2 million shares of common stock at $10 per share. Proceeds from the Offering were used to acquire radio stations in the New York and Detroit markets, to reduce debt and for working capital.

D. With the proceeds obtained as a result of its public offering, the Company repaid $4,700,000 of principal on short term debt as well as approximately $408,000 of related interest.

E. In June 1996, the Company purchased the assets of radio station WCAR-AM in Detroit, Michigan for $1.5 million cash.

F. In June 1996, the Company purchased the stock of Radio Elizabeth, Inc. in order to obtain WJDM-AM in the New York market. The purchase price was $11,500,000, $2,500,000 of which was paid by the issuance of 270,468 shares of the Company's common stock.

G. In July 1996, ABC Radio Networks, Inc. (ABC) terminated its joint operating agreement with the Company. Under the agreement, which was entered into during the fourth quarter of 1995, ABC agreed to provide the Company with services in connection with the sale of national advertising, affiliate development, research, marketing and promotion. At June 30, 1996, the Company had $1,670,000 of deferred expenses recorded on the balance sheet relating to this agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

         THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995.

         REVENUE:

         The Company's total revenues decreased 5% in the second quarter of 1996 to $1,331,000 compared to second quarter 1995 revenues of $1,404,000. For the first six months, total revenues of $2,547,000 were $119,000 or 4% lower than the same period in 1995. Trade/barter revenue decreased 40% during the first half of 1996 compared to the first half of 1995. Cash revenues derived from the owned, operated and LMA stations increased $176,000 from $1,432,000 during the first half of 1995 to $1,608,000 during the first half of 1996, an increase of 12%. The decrease in network revenues was due in part to the elimination of national advertising personnel and the transition of that function to ABC Radio Network, Inc. (ABC) as part of the joint operating agreement. Although the ABC agreement was canceled by ABC in July 1996, revenues for the network are expected to increase in the third and fourth quarters compared to the same periods in the prior year. These increases are expected due to booked advertising commitments from various advertisers which have already been secured by the Company without the assistance of ABC.

         OPERATING EXPENSES:

                  Network Expenses:

                  General and administrative expenses increased $94,000 in the second quarter of 1996 to $222,000 as compared to $128,000 for the same period of 1995. These expenses increased $190,000 or 74% for the first six months of 1996 compared to the same period in 1995. The primary reason for the increase was the monthly payment of $25,000 to ABC for services provided under the joint operating agreement. General and administrative expenses have grown as the scope of the network's activities has increased.

                  Programming expenses increased $63,000 to $213,000 in the second quarter of 1996 compared to $150,000 in the second quarter of 1995. For the first six months, programming expenses increased 53% or $149,000 compared to the same period in 1995. This increase was due to the increase in programming salaries and the increase in remote live broadcasts which carry line charge, talent fee and rights fee expenses. Additionally, the network implemented an integrated telephone system to enhance programming and encourage active listener participation.

                  Sales expenses in the second quarter of 1996 were $215,000 compared to $255,000 during the same period of 1995, a decrease of $40,000. Sales expenses decreased 27% to $428,000 in the first half of 1996 compared to $583,000 in the first half of 1995. These sales expenses relate to both advertising sales and affiliate relations sales. This decrease is due primarily to the reduction of advertising sales salaries as well as the reduction of travel and lodging expenses as a result of the Company utilizing the ABC advertising team under its joint operating agreement. Commissions, which are accounted for in the sales expense, vary with sales.

                  Marketing expenses were $143,000 during the second quarter of 1996 compared to $7,000 in the second quarter of 1995. During the six months ended June 1996, marketing expenses increased $250,000 over the same period for 1995. The Company has begun to develop this department and anticipates expenses will remain at current levels as it becomes fully operational.

                  Magazine expenses were $62,000 for the second quarter of 1996, and $126,000 for the six months ended June, 1996. These expenses are the result of the 1994 agreement the Company entered into with Time Warner to produce the national Radio AAHS monthly magazine. Time Warner has closed Warner Music Enterprises, the division responsible for producing the Radio AAHS magazine. Since production and distribution of the magazine have been interrupted, management expects these expenses to decrease until such time a new outlet is found for the production of the magazine.


                  Owned, Operated and LMA Station Expenses:

                  General and administrative expenses increased 9% to $525,000 for the second quarter of 1996 from $480,000 during the same period of 1995, due to the addition of the Detroit and New York stations in June 1995. Expenses decreased 5% in the six months ended June 30, 1996 to $994,000 from $1,042,000 in the six month period ended June 30, 1995, due to the reallocation of expenses which were included in the 1995 LMA fees incurred by the Denver station. This station was subsequently purchased by the Company in November 1995.

                  Technical and programming expenses decreased $9,000 in the second quarter of 1996 from $231,000 in the second quarter of 1995 to $222,000. During the first half of 1996, these expenses decreased $104,000 or 20% compared to the same period in 1995. The technical expenses have decreased as equipment has been upgraded, thus requiring less maintenance and repair at this time.

                  Sales expenses decreased from $409,000 in the second quarter of 1995 to $342,000 in the second quarter of 1996, a decrease of 17%. For the first six months of 1996, selling expenses of $682,000 were 25% lower than the same period in 1995. This change can be primarily attributed to the 61% reduction of trade/barter expenses during 1996 compared to the first half of 1995. Increases in cash expensed for the period are due primarily to the increase of billboard and print advertising used for clients as sales incentives. Commissions, which are accounted for in sales expense, vary with sales.

                  Corporate charges were $515,000 in the second quarter of 1996 compared to $364,000 in the second quarter of 1995, representing an increase of 42%. Corporate charges increased 31% in the first six months of 1996 over the same period in 1995. This increase is attributable to an increase in outside service fees including investor relations and professional fees related to stock, trademark and employee matters.

                  Depreciation and amortization increased to $540,000 in the second quarter of 1996 from $225,000 in the second quarter of 1995. For the first six months depreciation and amortization of $1,072,000 was $614,000 or 134% higher than the same period in 1995, due in part to the acquisition of the assets of its Denver station acquired in November 1995 and the value of the warrant to purchase the Company's common stock issued to ABC as part of a joint operations agreement. The warrant valuation will be amortized over the two year life of the agreement.

                  Interest expense for the quarter decreased $126,000 as a result of the repayment of debt from the proceeds of the public offering. Interest expense for the first half of 1996 increased 3% from $298,000 to $307,000.

                  The net loss increased 59% in the second quarter of 1996 to $1,706,000 up $633,000 over the second quarter of 1995. For the first six months, net loss of $3,582,000 was $1,070,000 or 43% higher than the same period in 1995. Consistent with its business plan and network strategy, the Company anticipates that its coverage of the United States will continue to expand during the year either through affiliation or acquisition of additional radio stations. The Company expects to incur operating losses as such network expansion increases, and that the losses will continue throughout 1996 and for 1997.

LIQUIDITY AND CAPITAL RESOURCES


                  The Company's liquidity, as measured by its working capital, was $2,984,000 at June 30, 1996 compared to negative working capital of $4,421,000 at December 31, 1995. The increase in net working capital during the first half of 1996, was the result of the Company completing its public offering of common stock and repaying approximately $4,500,000 of short term debt and its corresponding accrued interest. Management expects to continue to utilize the capital raised in the public offering to acquire additional stations to further the growth of the Radio AAHS network and to provide working capital during this period. To implement this strategy, the Company must identify and complete suitable acquisitions on terms favorable or acceptable to the Company and must obtain additional capital to complete acquisitions. There can be no assurance that additional financing will be available to the Company on terms acceptable to the Company. Additional financing could require the sale of equity securities of the Company which could result in dilution to existing securityholders and could require the Company to pledge one or more of its radio station properties to secure borrowings. The failure of the Company to obtain additional financing when required could materially and adversely affect its acquisition strategy.

         Consolidated cash was $4,542,000 at June 30, 1996 and $587,000 at December 31, 1995, an increase of $3,955,000. The change in cash can be attributed to the cash raised at the completion of the public offering of common stock less the cash used to purchase stations in the New York and Detroit markets.

         Accounts receivable increased $74,000 from $805,000 at December 31, 1995. Prepaid expenses decreased $338,000 from December 31, 1995 while other receivables and inventory increased a total of $62,000. Accounts payable decreased $234,000 to $515,000 compared to the $750,000 balance at December 31, 1995. Other accrued expenses also decreased 12% from December 31, 1995 and accrued interest decreased $252,000 in the first six months of 1996. The increased amount of cash used for operations was a result of using the monies received through the Company's public offering of common stock to pay down interest and accounts payable.

         During the first six months of 1996, $13,476,000 was used for investing activities. This cash was used to purchase stations in the New York and Detroit markets.

         Cash obtained through financing activities amounted to $20,132,000 during the first half of 1996. This cash represents the monies received from the Company's public offering of common stock less the repayment of debt.

         The Company has signed a purchase agreement to acquire a radio station in the Philadelphia market in October 1996, as well as a letter of intent to acquire a Chicago radio station in January 1997. These acquisitions will require a total of $2.8 million of working capital at the time of closing. The Company intends to seek additional capital to complete these acquisitions as well as to fund working capital requirements through 1996 and 1997. While the Company does own several radio properties with little debt on its balance sheet, no assurance can be given that the required financing will be available or, if available, on terms acceptable to the Company.

SEASONALITY AND INFLATION

         The Company's revenues generally follow retail sales trends, with the fall season (September through December) reflecting the highest revenues for the year, due primarily to back-to-school and holiday season retail advertising, and the first quarter reflecting the lowest revenues for the year. The Company does not believe inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operation.



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          Not applicable

ITEMS 2.  THROUGH 5.
          None

ITEM 6.
          The following documents filed by the company with the Commission (File No. 0-21534) are incorporated into this 10-QSB by reference:

          (a) The Company's 8-K Report filed on June 19, 1996 (File No. 0-21534), relating to acquisition of Radio Elizabeth, Inc.;

          (b) The Company's 8-K/A Report filed on June 21, 1996 (File No. 0-21534), relating to acquisition of Radio Elizabeth, Inc.;

          (C) The Company's 8-K Report filed on June 18, 1996 (File No. 0-21534), relating to acquisition of the assets of Radio Station WCAR-AM; and

          (d) The Company's 8-K/A Report filed on June 21, 1996 (File No. 0-21534), relating to changes in the Company's certifying accountant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                           CHILDREN'S BROADCASTING
                                           CORPORATION




Date:             8/12/96                   BY:       /s/ James G. Gilbertson
                                                     Treasurer (Chief Operating
                                                     Officer and Chief Financial
                                                     Officer