Form 10QSB/A
period 1996-06-30
CHILDRENS BROADCASTING CORP
filed 1996-10-17
CIK 882160

                                  FORM 10-QSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
 (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For Quarterly period ended June 30, 1996 or
                            -------------

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange   Act of 1934
 For the Transition period from _________ to _________

 Commission File No. 0-21534
                     -------

                       Children's Broadcasting Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-1663712
   -------------------------------                --------------------------
 (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                   Identification Number)

           724 First Street North-4th Floor, Minneapolis, MN    55401
         --------------------------------------------------------------
              (Address of principal executive office      zip code)

                                (612) 338-3300
              ----------------------------------------------------
               Registrant's telephone number, including area code

Former Address:
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X      No
      -------     -------

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

   Yes          No
      -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.    5,629,858
                                                    ---------

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


This Form 10-QSB/A for the quarter ended June 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation of 1995, which may be identified by the use of such forward-looking terminology as "believes," "expects," "anticipates," "will," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward looking statements which are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K Report filed on July 8, 1996 (File NO. 0-21534).

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                       CHILDREN'S BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 AMENDED
                                                                 JUNE 30          DECEMBER 31
                                                                  1996               1995
                                                              -------------       -----------
                                         ASSETS
Current assets:
   Cash and Cash Equivalents                                     $4,541,745          $587,292
   Accounts Receivable                                              933,472           876,487
      Allowance For Bad Debts                                       (54,890)          (71,490)
   Accounts Receivable-Other                                        108,334            49,576
   Prepaid Expenses                                                  92,343           707,689
   Trade Activity, Net                                              155,748            23,435
   Inventory                                                         77,260            74,046
                                                              -------------       -----------
               TOTAL CURRENT ASSETS                               5,854,012         2,247,035

   Deferred Expenses                                                  7,261         2,288,141
   Property & Equipment, Net                                      3,497,905         3,083,769
   Broadcast License, Net                                        17,140,364         4,969,573
   Intangible Assets, Net                                         1,136,792           738,220
                                                              -------------       -----------
               TOTAL ASSETS                                     $27,636,334       $13,326,738
                                                              -------------       -----------
                                                              -------------       -----------

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable                                                $515,370          $749,742
   Accrued Interest                                                  49,420           301,389
   Other Accrued Expenses                                           642,242           733,371
   Short-Term Debt                                                1,268,192         3,650,000
   Short-Term Debt -- Officers and Directors                              0           900,000
   Long-Term Debt - Current Portion                                 383,684           297,365
   Obligation Under Capital Lease - Current Portion                  11,276            36,173
                                                              -------------       -----------

               TOTAL CURRENT LIABILITIES                          2,870,184         6,668,040

   Long-Term Debt - Net of Current Portions                       1,747,164           872,338
   Obligation Under Capital Lease                                     8,437            52,847
                                                              -------------       -----------

               TOTAL LIABILITIES                                  4,625,785         7,593,225

Convertible Preferred Stock
   Autorized Shares - 290,213
   Issued and Outstanding Shares - 290,213 redeemable
     at $10 Per Share on August 29, 1999                          2,326,633         2,246,838

Shareholders' Equity:
   Common Stock, $.02 Par Value:
      Authorized shares - 12,500,000
      Issued & outstanding shares - Voting: 5,440,817
        1996 and 2,945,183-- 1995;
      Issued and Outstanding Shares - 189,041 nonvoting -
        1996 and 1995                                               112,597            62,683
   Additional Paid-In Capital                                    41,963,086        19,491,302
   Accumulated Deficit                                          (21,391,767)      (16,067,310)
                                                              -------------       -----------

               TOTAL SHAREHOLDERS' EQUITY                        20,683,916         3,486,675

   TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $27,636,334       $13,326,738
                                                              -------------       -----------
                                                              -------------       -----------

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           Amended                          Amended
                                                      Three Months Ended                Six Months Ended
                                                           June 30                          June 30
                                                  -----------------------------  ----------------------------
                                                      1996           1995            1996           1995
                                                  -------------  -------------   -------------  -------------
REVENUES:
    Owned, Operated and LMA Stations                 $1,082,178     $1,140,322      $1,940,658     $2,030,126
    Network                                             249,289        263,950         606,832        635,976
                                                  -------------  -------------   -------------  -------------

       REVENUES                                      $1,331,467     $1,404,272       2,547,490      2,666,102

OPERATING EXPENSES:
    Owned, Operated and LMA Stations:
       General and Administrative                       524,774        480,243         994,212      1,041,702
       Technical and Programming                        222,073        231,345         421,875        525,901
       Selling                                          341,642        409,440         682,169        904,308
                                                  -------------  -------------   -------------  -------------
                                                      1,088,489      1,121,028       2,098,256      2,471,911

    Network:
       General and Administrative                       222,156        127,724         448,140        258,074
       Programming                                      212,997        150,119         431,127        282,069
       Selling                                          215,279        255,323         428,070        583,224
       Marketing                                        123,718          6,684         243,949         13,244
       Magazine                                          62,396         38,567         125,541         57,558
                                                  -------------  -------------   -------------  -------------
                                                        836,546        578,417       1,676,827      1,194,169

    TOTAL BROADCASTING OPERATING EXPENSES             1,925,035      1,699,445       3,775,083      3,666,080

    Corporate                                           364,712        213,565         656,889        427,964
    Corporate Expenses Paid to Affiliated
       Management Company                               150,000        150,000         300,000        300,000
    Depreciation & Amortization                         559,320        225,391       OP1,091,085        457,191
    Loss on Exchange of Assets                             -            24,226            -            28,687
 *  Write Off of Deferred Warrant Expense             1,662,378                      1,662,378
                                                  -------------  -------------   -------------  -------------

       TOTAL OPERATING EXPENSES                       4,661,445      2,312,627       7,485,435      4,879,922
                                                  -------------  -------------   -------------  -------------

LOSS FROM OPERATIONS                                 (3,329,978)      (908,355)     (4,937,945)    (2,213,820)
Interest Income                                        (132,955)        (4,673)       (170,191)        (7,449)
Interest Expense                                        171,766        169,801         476,908        305,490
                                                  -------------  -------------   -------------  -------------


NET LOSS                                            ($3,368,789)   ($1,073,483)    ($5,244,662)   ($2,511,861)
                                                  -------------  -------------   -------------  -------------
                                                  -------------  -------------   -------------  -------------


                                                         ($0.90)        ($1.40)         ($1.43)        ($0.93)
                                                  -------------  -------------   -------------  -------------
NET LOSS PER SHARE                                -------------  -------------   -------------  -------------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         3,736,000      2,710,000       3,736,000      2,710,000

                                                  -------------  -------------   -------------  -------------
                                                  -------------  -------------   -------------  -------------

 * This write off is the result of the July 1996 decision by ABC Radio Networks, Inc. to terminate its joint operating agreement with the Company, effective October 1996.

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               AMENDED
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30
                                                              --------------------  --------------------
                                                                    1996                  1995
                                                              --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              ($5,244,662)          ($2,511,861)

Adjustments to Reconcile Net Loss to Net
   Cash used in Operating Activities:
      Depreciation & Amortization                                       1,091,085               457,191
      Trade Activity                                                     (144,785)              (58,996)
      Amortization and Write-Off of Deferred Warrant Expense            1,971,629                  -
      Decrease (Increase) in:
         Accounts Receivable                                              (73,585)             (361,877)
         Other Receivables                                                (58,758)                1,174
         Prepaid Expenses                                                 338,133               (88,127)
         Inventory                                                         (3,214)                 (287)
         Other Assets                                                        -                     -

      Increase (Decrease) in:
         Accounts Payable                                                (234,372)               40,691
         Accrued Interest                                                (251,969)              192,376
         Other Accrued Expenses                                           (91,129)              (88,482)
                                                              --------------------  --------------------

   NET CASH USED IN OPERATIONS                                         (2,701,627)           (2,418,198)
                                                              --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of Property & Equipment                                              -                  770,589
   Purchase of Property & Equipment                                      (675,866)             (160,167)
   Sale of Intangible Assets                                                 -                     -
   Purchase of Intangible Assets                                       (8,538,434)              (63,831)
                                                              --------------------  --------------------

         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (9,214,300)              546,591
                                                              --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Capital Lease Obligation                                  (69,307)              (10,904)
   Increase in Short Term Debt                                            900,000             2,125,000
   Decrease in Short Term Debt                                         (4,700,000)                 -
   Payment of Long Term Debt                                             (111,139)              (83,929)
   Proceeds from Long Term Debt                                              -                   69,350
   Proceeds from Convertible Preferred Stock                                 -                   74,415
   Proceeds from Issuance of Common Stock                              19,850,826                 5,001
                                                              --------------------  --------------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                     15,870,380             2,178,933
                                                              --------------------  --------------------



Increase in Cash                                                        3,954,453               307,326
Cash - Beginning of Period                                                587,292               243,733
                                                              --------------------  --------------------
CASH - END OF PERIOD                                                   $4,541,745              $551,060
                                                              --------------------  --------------------
                                                              --------------------  --------------------


Supplemental Disclosure of Cash Flow Information:

   Cash Paid During the Period for Interest                              $500,046               $24,340
                                                              --------------------  --------------------
                                                              --------------------  --------------------

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

G. In July 1996, ABC Radio Networks, Inc. ("ABC") terminated its joint operating agreement with the Company. In connection with obtaining this agreement, the Company capitalized deferred expenses aggregating $2,221,000 related to the value of certain warrants issued to ABC. These costs were being amortized over the original 24 month term of the agreement. The July termination by ABC, combined with other related factors, are felt to support the belief that the working relationship between the Company and ABC was deteriorating and call into question the value associated with this agreement related to the remaining net unamortized deferred expenses. Accordingly, the remaining deferred expenses aggregating $1,662,378 at June 30, 1996, were written off as a second quarter expense. Total amortization and write-off of these deferred expenses aggregated approximately $1,972,000 for the quarter.

     In September 1996, the Company commenced an action against ABC related to the termination. No prediction of the outcome related to this action can be given at this time.

H. The original quarterly financial statements have been amended to reflect the retroactive write-off of the $1,662,378 deferred expense as discussed in Note G above.

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

          Marketing expenses were $124,000 during the second quarter of 1996 compared to $7,000 in the second quarter of 1995. During the six months ended June 1996, marketing expenses increased $231,000 over the same period for 1995. The Company has begun to develop this department and anticipates expenses will remain at current levels as it becomes fully operational.

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

          Depreciation and amortization increased to $250,000 in the second quarter of 1996 from $225,000 in the second quarter of 1995. For the first six months depreciation and amortization of $782,000 was $325,000 or 71% higher than the same period in 1995, due in part to the acquisition of the assets of its Denver station acquired in November 1995 and the value of the warrant to purchase the Company's common stock issued to ABC as part of a joint operations agreement.

          Interest expense for the quarter decreased $126,000 as a result of the repayment of debt from the proceeds of the public offering. Interest expense for the first half of 1996 increased 3% from $298,000 to $307,000.

          The net loss increased 213% in the second quarter of 1996 to $3,369,000 up $2,295,000 over the second quarter of 1995. For the first six months, net loss of $5,245,000 was $2,733,000 or 108% higher than the same period in 1995. A significant portion of the increased loss is due to the write off of the deferred warrant expense associated with the ABC Radio Networks joint operating agreement. This write-off, which totaled $1,662,378, became necessary pursuant to the July 1996 decision by ABC to terminate this agreement, effective October 1996. Prior to ABC's termination, the deferred warrant expense was being amortized over the life of the agreement. Consistent with its business plan and network strategy, the Company anticipates that its coverage of the United States will continue to expand during the year either through affiliation or acquisition of additional radio stations. The Company expects to incur operating losses as such network expansion increases, and that the losses will continue throughout 1996 and for 1997.

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

     The Company recently closed on the acquisition of a Philadelphia radio station, reducing the Company's working capital to a projected $500,000 as of September 30, 1996. Subsequent to June 30, 1996, the Company signed a purchase agreement to acquire a radio station in the Chicago market in January, 1997 which will require approximately $2,000,000 of cash at the time of closing. The Company considers Chicago to be a key market in connection with the Company's strategy of building a national radio network. Given the Company's current cash and working capital balance, the Company will be required to raise additional capital to complete the acquisition of the radio station in the Chicago market and provide working capital for the Company. The Company is seeking to raise additional capital to enable it to complete this acquisition and to provide working capital for 1997, but no assurance can be given that the Company will be able to do so on a timely basis or on terms which are acceptable to the Company. The failure to obtain such additional capital could result in a default by the Company under its agreement with the Seller and would result in the loss of the escrow deposit and this opportunity to acquire a station in this key market.

     The Company is continuing to develop its radio network and is generally subject to the risks attendant to a new or emerging business venture. The Company has incurred net losses since its inception in 1990 and has not generated positive cash flow sufficient to fund its ongoing operations. For the three years ended December 31, 1993, 1994, 1995 and the six months ended June 30, 1996, the Company incurred net losses of $3,247,000, $4,519,000, $6,107,000 and $5,244,000, respectively, and anticipates that it will continue to operate at a loss from operations for the remainder of 1996. Due to past and current operating losses, and because the Company has not generated positive cash flow from operations, the Company has had frequent working capital shortages. Working capital requirements have been met by short-term borrowings from investors, including affiliates of the Company, and from the proceeds of public offerings of the Company's Common Stock. The Company is seeking sources of financing for its working capital needs and for acquisitions, although it has no current commitments for such financing. Such arrangements could include the leveraging of Company's radio station properties under agreements with asset-based lenders. If the Company should be unable to obtain working capital when required, its operations and prospects would be materially and adversely affected. Depending upon the terms of such financing the Company's leverage would be significantly increased and dilution to existing shareholders may result if equity securities or rights to acquire equity securities are issued in connection therewith.

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



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     Not applicable

ITEMS 2. THROUGH 5.
     None

ITEM 6.
     The following documents filed by the company with the Commission (File No. 0-21534) are incorporated into this 10-QSB/A by reference:

     (a) The Company's 8-K Report filed on June 19, 1996 (File No. 0-21534), relating to acquisition of Radio Elizabeth, Inc.;

     (b) The Company's 8-K/A Report filed on June 21, 1996 (File No. 0-21534), relating to acquisition of Radio Elizabeth, Inc.;

     (C) The Company's 8-K Report filed on June 18, 1996 (File No. 0-21534), relating to acquisition of the assets of Radio Station WCAR-AM; and

     (d) The Company's 8-K/A Report filed on June 21, 1996 (File No. 0-21534), relating to acquisition of the assets of Radio Station WCAR-AM.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                        CHILDREN'S BROADCASTING
                                        CORPORATION




Date:     10/17/96       BY:   /s/ James G. Gilbertson
          --------            ---------------------------
                              Treasurer (Chief Operating
                              Officer and Chief Financial
                              Officer)