Form 10QSB
period 1996-09-30
CHILDRENS BROADCASTING CORP
filed 1996-11-13
CIK 882160

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For Quarterly period ended SEPTEMBER 30, 1996 or

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange   Act of 1934

     For the Transition period from _________ to _________

Commission File No. 0-21534

                       CHILDREN'S BROADCASTING CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MINNESOTA                        41-1663712
            ------------------                ------------------
      (State or other jurisdiction of          (IRS Employer
      incorporation or organization)        Identification Number)

      724 FIRST STREET NORTH-4TH FLOOR, MINNEAPOLIS, MN    55401
      ----------------------------------------------------------
         (Address of principal executive office      zip code)

                                (612) 338-3300
               ---------------------------------------------
            Registrant's telephone number, including area code

FORMER ADDRESS:
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X      No
          ----       ------

                APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

      Yes          No
          ----       ------


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of October 31, 1996.    5,996,410
                                         ---------

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheets -- September 30, 1996 and December 31, 1995.

     Consolidated Statements of Operations -- Three and nine months ended September 30, 1996 and 1995.

     Consolidated Statements of Cash Flows -- Nine months ended September 30, 1996 and 1995.

     Notes to consolidated financial statements  -- September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K


This Form 10-QSB for the quarter ended September 30, 1996 contains certain forward-looking statements as defined in the Private Securities Litigation of 1995, which may be identified by the use of such forward-looking terminology as "believes," "expects," "anticipates," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward looking statements which are qualified in their entirety by the cautions and risk factors contained in the Company's Form 8-K Report filed on July 3, 1996 (File No. 0-21534).

PART I.   FINANCIAL INFORMATION
Item 1.     Financial Statements

                     CHILDREN'S BROADCASTING CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                                       SEPTEMBER 30     DECEMBER 31
                                                           1996            1995
                                                       ------------     -----------
                          ASSETS
Current assets:
 Cash and Cash Equivalents                              $   885,525      $   587,292
Accounts Receivable                                       1,241,642          876,487
  Allowance For Bad Debts                                   (54,894)         (71,490)
Accounts Receivable-Other                                   179,410           49,576
Prepaid Expenses                                            276,718          707,689
Trade Activity, Net                                         116,494           23,435
Inventory                                                    78,885           74,046
                                                        -----------      -----------
    TOTAL CURRENT ASSETS                                  2,723,780        2,247,035

Deferred Expenses                                              --          2,288,141
Property & Equipment, Net                                 4,247,759        3,083,769
Broadcast License, Net                                   17,139,865        4,969,573
Intangible Assets, Net                                    2,067,011          738,220
                                                        -----------      -----------
    TOTAL ASSETS                                        $26,178,415      $13,326,738
                                                        -----------      -----------
                                                        -----------      -----------

                LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                      $   687,967      $   749,742
  Accrued Interest                                            1,644          301,389
  Other Accrued Expenses                                    735,860          733,371
  Short-Term Debt                                                --        3,650,000
  Short-Term Debt - Officers and Directors                       --          900,000
  Long-Term Debt - Current Portion                          377,227          297,365
  Obligation Under Capital Lease - Current Portion           12,935           36,173
                                                        -----------       ----------

    TOTAL CURRENT LIABILITIES                             1,815,633        6,668,040

  Long-Term Debt - Net of Current Portions                1,910,625          872,338
  Obligation Under Capital Lease - Net of Current
   Portions                                                   2,478           52,847
                                                        -----------       ----------
    TOTAL LIABILITIES                                     3,728,736        7,593,225

Convertible Preferred Stock

  Authorized Shares - 290,213
  Issued and outstanding Shares - 290,213 redeemable
  at $10 Per Share on August 29, 1999                     2,367,587         2,246,838

Shareholders' Equity:
  Common Stock, $.02 Par Value:
    Authorized shares - 12,500,000
    Issued & outstanding shares - Voting: 5,586,743
      1996 and 2,909,610-- 1995;
    Issued and outstanding shares - 189,041 nonvoting -
      1996 and 1995                                           115,515          62,683
  Additional Paid-In Capital                               42,836,416      19,491,302
  Accumulated Deficit                                     (22,869,839)    (16,067,310)
                                                          -----------       ----------

      TOTAL SHAREHOLDERS' EQUITY                           20,082,092        3,486,675

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $26,178,415      $13,326,738
                                                          -----------       ----------
                                                          -----------       ----------

                                  CHILDREN'S BROADCASTING CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                               --------------------------     ---------------------------
                                                                   1996           1995           1996            1995
                                                               -----------     ----------     -----------     -----------
REVENUES:
  Owned, Operated and LMA Stations                              $  957,596      $1,036,502     $ 2,898,254     $ 3,066,628
  Network                                                          427,425         181,951       1,034,257         817,927
                                                               -----------     -----------     -----------     -----------
    REVENUES                                                     1,385,021       1,218,453       3,932,511       3,884,555

OPERATING EXPENSES:
  Owned, Operated and LMA Stations:
    General and Administrative                                     599,946         511,060       1,594,158       1,552,762
    Technical and Programming                                      259,711         289,864         681,586         815,765
    Selling                                                        391,169         535,290       1,073,338       1,439,598
                                                               -----------     -----------     -----------     -----------
                                                                 1,250,826       1,336,214       3,349,082       3,808,125

  Network:
    General and Administrative                                     238,508         209,696         686,648         467,770
    Programming                                                    220,140         156,258         651,267         438,327
    Selling                                                        268,249         177,366         696,319         760,590
    Marketing                                                       60,030           5,358         303,979          18,602
    Magazine                                                           --           41,189         125,542          98,747
                                                               -----------     -----------     -----------     -----------
                                                                   786,927         589,867       2,463,755       1,784,036

    TOTAL BROADCASTING OPERATING EXPENSES                        2,037,753       1,926,081       5,812,837       5,592,161

  Stock Option & Stock Award Compensation                               --          68,025              --          68,025
  Corporate                                                        296,118         223,643         953,007         651,607
  Corporate expenses paid to affiliated management company         150,000         150,000         450,000         450,000
  Depreciation & Amortization                                      483,061         228,235       1,574,146         685,426
  Loss on Exchange of Assets                                            --              --              --          28,687
 *Write Off of Deferred Warrant Expense                                 --                       1,662,378              --
                                                               -----------     -----------     -----------     -----------
    TOTAL OPERATING EXPENSES                                     2,966,932       2,595,984      10,452,368       7,475,906
                                                               -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                            (1,581,911)     (1,377,531)     (6,519,857)     (3,591,351)
Interest Income                                                    (41,196)         (1,827)       (211,387)         (9,276)
Interest Expense                                                  (103,598)        663,468         373,310         968,959
                                                               -----------     -----------     -----------     -----------
NET LOSS                                                       ($1,437,117)    ($2,039,172)    ($6,681,780)    ($4,551,034)
                                                               -----------     -----------     -----------     -----------
                                                               -----------     -----------     -----------     -----------
NET LOSS PER SHARE                                                  ($0.33)        ($0.76)          ($1.52)         ($1.69)
                                                               -----------     -----------     -----------     -----------
                                                               -----------     -----------     -----------     -----------
Weighted Average Number of Shares Outstanding                    4,470,500      2,696,500        4,470,500       2,696,500
                                                               -----------     -----------     -----------     -----------
                                                               -----------     -----------     -----------     -----------


* This write off is the result of the July 1996 decision by ABC Radio Networks, Inc. to terminate its joint operating agreement with the
   Company, effective October 1996.

                             CHILDREN'S BROADCASTING CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                               -------------------
                                                               1996          1995
                                                               ----          ----

OPERATING ACTIVITIES:
Net Loss                                                   ($6,681,780)   ($4,551,034)

Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
    Depreciation & Amortization                              1,574,146        685,426
    Trade Activity                                             (93,059)        69,647
    Stock Option & Stock Award Compensation                                    68,025
    Interest Expense on Bridge Loan Warrants                   309,251        641,907
    Amortization and Write-Off of Deferred Warrant Expense   1,978,890             --
    Decrease (Increase) in:
      Accounts Receivable                                     (381,751)      (165,174)
      Other Receivables                                       (129,834)         4,853
      Prepaid Expenses                                         430,971       (123,726)
      Inventory                                                 (4,839)        (1,908)

    Increase (Decrease) in:
      Accounts Payable                                         (61,775)       168,187
      Accrued Interest                                        (299,745)       321,683
      Other Accrued Expenses                                     2,489       (244,375)
                                                            ----------     ----------
      NET CASH USED IN OPERATING ACTIVITIES                 (3,357,036)    (3,126,489)
                                                            ----------     ----------

INVESTING ACTIVITIES:
  Sale of Property & Equipment                                   3,460        209,770
  Purchase of Property & Equipment                          (1,317,220)      (141,659)
  Sale of Intangible Assets                                         --        514,254
  Purchase of Intangible Assets                            (10,430,304)      (112,213)
                                                            ----------     ----------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (11,744,064)       470,152
                                                            ----------     ----------


FINANCING ACTIVITIES:
  Repayment of Capital Lease Obligation                        (73,607)       (19,783)
  Proceeds from Short-Term Debt                                900,000
  Repayment of Short-Term Debt                              (5,450,000)
  Repayment of Long-Term Debt                                 (204,135)      (419,614)
  Proceeds from Long-Term Debt                                      --      2,904,629
  Proceeds from Issuance of Common Stock                    20,227,075         17,130
                                                            ----------     ----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES              15,399,333     2,482,362
                                                            ----------     ----------


Increase in Cash                                               298,233       (173,975)
Cash - Beginning of Period                                     587,292        243,733
                                                            ----------     ----------
CASH - END OF PERIOD                                          $885,525        $69,759
                                                            ----------     ----------
                                                            ----------     ----------


Supplemental Disclosure of Cash Flow Information:

  Cash Paid During the Period for Interest                    $548,544        $47,569
                                                            ----------     ----------
                                                            ----------     ----------


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

  In conjunction with the purchase of WPWA in the Philadelphia market, the Company issued 79,052 shares of common stock in exchange for $500,000 in assets.

  A note payable of $250,000 was issued for real estate in Denver.

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report or Form 10-KSB for the year ended December 31, 1995.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1996

The following significant transactions occurred during the first nine months of 1996 and are considered non-recurring:

A. In January 1996, the Company obtained financing of $750,000 from lenders, evidenced by notes bearing an interest rate of 6% per annum, payable July 8, 1996. The Company also granted warrants to the lenders to purchase 57,500 shares of common stock at $13.00 per share. Proceeds from this financing were used in conjunction with the purchase of WJDM-AM in the New York market (see section F below). The note was subsequently paid off in July 1996.

B. The Company effected a one-for-two reverse stock split effective for shareholders of record January 23, 1996.
     Management believes this action will enhance acceptability and marketability of the Company's stock by the financial community and investing public.

C.   In March 1996, the Company completed a public offering of
     2.2 million shares of common stock at $10 per share. Proceeds from the Offering were used to acquire radio stations in the New York, Detroit and Philadelphia markets, to reduce debt and for working capital.

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

G. In July 1996, ABC Radio Networks, Inc. (ABC) terminated its joint operating agreement with the Company. Under the agreement, which was entered into during the fourth quarter of 1995, ABC agreed to provide the Company with services in connection with the sale of national advertising, affiliate development, research, marketing and promotion. At June 30, 1996, the Company wrote off $1,972,000 of deferred expenses previously recorded on the balance sheet relating to this agreement.

H. In September 1996, the Company purchased the assets of radio station WAPA-AM in Philadelphia, Pennsylvania for $1,320,000 of which $500,000 was paid by the issuance of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995.

     REVENUE:

     The Company's total revenues increased 14% in the third quarter of 1996 to $1,385,000 compared to third quarter 1995 revenues of $1,218,000. For the first nine months, total revenues of $3,933,000 were $48,000 or 1% higher than the same period in 1995. Trade/Barter revenues decreased $123,000 during the third quarter of 1996 compared to the third quarter of 1995, while cash revenues increased $289,000 for the same period. Network revenues for the quarter increased 135% compared to the third quarter of 1995.

     OPERATING EXPENSES:

       Owned, Operated and LMA Station Expenses:

       General and administrative expenses increased 17% to $600,000 for the third quarter of 1996 from $511,000 during the same period of 1995, due to the addition of the Detroit and New York stations in June 1996. Expenses increased 3% in the nine months ended September 30, 1996 to $1,594,000 from $1,553,000 in the nine months ended September 30, 1995.

       Technical and programming expenses decreased $30,000 in the third quarter of 1996 from $290,000 in the third quarter of 1995 to $260,000. During the first three quarters of 1996, these expenses decreased $134,000 or 16% compared to the same period in 1995. The technical expenses have decreased as equipment has been upgraded, requiring less maintenance and repair, and programming expenses have been reduced as the Radio AAHS formatted stations are able to depend more fully on the network to provide their programming needs.

       Sales expenses decreased from $535,000 in the third quarter of 1995 to $391,000 in the third quarter of 1996, a decrease of 27%. For the first nine months of 1996, selling expenses of $1,073,000 were 25% lower than the same period in 1995, due primarily to the 57% reduction of trade/barter expenses during that time period. Increases in cash expenses for the period are due to the increase in billboard and print advertising used for clients as sales incentives. Commissions, which are accounted for in sales expense, vary with sales.

       Network Expenses:

       General and administrative expenses increased $29,000 in the third quarter of 1996 to $239,000 as compared to $210,000 for the same period of 1995. These expenses increased $219,000 or 47% for the first nine months of 1996 compared to the same period in 1995 due primarily to the monthly payment of $25,000 to ABC for services provided under the joint operating agreement which has now been terminated. General and administrative expenses have grown as the scope of the network's activities has increased.

       Programming expenses increased $64,000 to $220,000 in the third quarter of 1996 compared to $156,000 in the third quarter of 1995. For the first nine months, programming expenses increased 49% or $213,000 compared to the same period in 1995 due primarily to the implementation of an integrated telephone system designed to enhance programming and encourage active listener participation. There has also been an increase in programming salaries and an increase in remote live broadcasts which carry line charge, talent fee and rights fee expenses.

       Sales expenses in the third quarter of 1996 were $268,000 compared to $177,000 during the same period of 1995, a decrease of $91,000. Sales expenses decreased 8% to $696,000 in the first three quarters of 1996 compared to $761,000 in the same three quarters of 1995. These sales expenses relate to both advertising sales and affiliate relations sales. This decrease is due primarily to the reduction of advertising sales salaries as well as the reduction of travel and lodging expenses as a result of the Company utilizing the ABC advertising team under its joint operating agreement. With the termination of the joint marketing agreement with ABC, the Company will rebuild its advertising sales staff and discontinue paying ABC, which will result in increased sales expense and decreased general and administrative expenses. Commissions, which are accounted for in the sales expense, vary with sales.

       Marketing expenses were $60,000 during the third quarter of 1996 compared to $5,000 in the third quarter of 1995, while during the nine months ended September 30, 1996, marketing expenses increased $285,000 over the same period for 1995. The Company has begun to develop this department and anticipates expenses will remain at current levels as it becomes fully operational.

       Corporate charges were $446,000 in the third quarter of 1996 compared to $374,000 in the third quarter of 1995, representing an increase of 19%. Corporate charges increased 27% in the first nine months of 1996 over the same period in 1995. This increase is attributable to an increase in outside service fees including investor relations and professional fees related to stock, trademark and employee matters.

       Depreciation and amortization increased to $483,000 in the third quarter of 1996 from $228,000 in the third quarter of 1995. For the first nine months depreciation and amortization of $1,574,000 was $889,000 or 130% higher than the same period in 1995, due in part to the acquisition of the assets of the Denver station acquired in November 1995 and the acquisition of the assets of the Detroit and New York stations acquired in June 1996. Additionally, the value of the warrant to purchase the Company's common stock issued to ABC as part of a joint operations agreement was amortized throughout the first quarter of 1996 and written off in the second quarter of 1996.

       Net interest expense for the quarter decreased $806,000 as a result of the repayment of debt from the proceeds of the public offering. Net interest expense for the first three quarters of 1996 decreased 83% from $960,000 to $162,000.

       The net loss decreased 30% in the third quarter of 1996 to $1,437,000 down $602,000 from the third quarter of 1995. For the first nine months of 1996, the net loss of $6,682,000 was $2,131,000 or 47% higher than the same period in 1995. Much of this increased loss was due to the write off of the deferred warrant expense in conjunction with the termination of the joint operating agreement with ABC. Consistent with its business plan and network strategy, the Company anticipates that its coverage of the United States will continue to expand during the year either through affiliation or acquisition of additional radio stations. The Company expects to incur operating losses as such network expansion increases, and that the losses will continue throughout 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's liquidity, as measured by its working capital, was $908,000 at September 30, 1996 compared to negative working capital of $4,421,000 at December 31, 1995. The increase in net working capital during the first three quarters of 1996, was the result of the Company receiving net proceeds from a public offering of common stock and repaying approximately $4,500,000 of short term debt and related accrued interest. At present, the Company has experienced a cash working capital loss of approximately $300,000 per month. The Company anticipates that its network advertising and owned and operated station revenues will continue to fall short of expenses from operations for the remainder of 1996 and throughout 1997. Given the Company's cash balance as of September 30, 1996 of $886,000 and accounts receivable as of September 30, 1996 of $1,187,000, the Company must obtain financing by November 30, 1996. If the Company is not able to obtain proper financing or financing on terms acceptable to the Company, it may (a) be forced to reduce or terminate its operations, (b) curtail acquisitions or other projects, (c) sell current assets or (d) potentially default on obligations to creditors, all of which would be materially adverse to the Company's operations and prospects.

     The Company has signed a purchase agreement to acquire a radio station in the Chicago market in January 1997. This acquisition will require approximately $2 million of capital at the time of closing. The Company is seeking additional capital as noted above to complete this acquisition as well as to fund additional potential acquisitions and its working capital requirements through the end of 1996 and for 1997. No assurance can be given that the financing required for the acquisition in the Chicago market will be available, or if available, that the same will be on terms acceptable to the Company. Further, the acquisition is contingent upon approval by the Federal Communications Commission.

     The Company recently signed a commitment letter with Foothill Capital Corporation ("Foothill") to address the Company's working capital requirements. The transaction contemplated will provide the Company with working capital through (a) a $10,000,000 term loan to be collateralized by the assets of the Company, payable over four years at a rate of 2.75% above prime rate, (b) a $1,000,000 line of credit secured by the Company's accounts receivable and (c) a $4,000,000 acquisition facility secured by future assets acquired by the Company. Additionally, the Company will grant Foothill a warrant to purchase 50,000 shares of the Company's common stock.

The Company will be required to pay various service and commitment fees as are standard within the industry. Substantially all due diligence has been completed and funding is expected to occur in November 1996 subject to customary lender closing conditions.

     Part of the Company's strategy for development and expansion of its network includes acquiring and/or operating radio properties in key U.S. markets. Financing will be required to fund future operations and the expansion of its radio network through acquisitions, including the acquisition of a radio station in the Chicago market, WAUR-AM. There can be no assurance that the above financing or any other such financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. The Company is hopeful, however, the above described financing from Foothill will provide the financing needed to implement its strategy. The Foothill financing requires the Company to grant liens and security interests to the lender in substantially all of the assets of the Company. The Foothill financing may limit the Company's ability to incurr additional indebtedness in connection with future financings in the event future funding is required by the Company. The Foothill financing also requires the Company to meet various operating covenants and there can be no assurance that the Company will be able to perform in accordance with such covenants. Any additional capital the Company may require may necessitate the sale of equity securities, which could result in significant dilution to the Company's shareholders. Failure of the Company to obtain additional financing when required could materially and adversely affect its acquisition and operational strategy.

     Consolidated cash was $886,000 at September 30, 1996 and $587,000 at December 31, 1995, an increase of $299,000. The change in cash can be attributed to the cash raised at the completion of the public offering of common stock less the cash used to purchase stations in the Detroit, New York and Philadelphia markets and to pay back debt.

     Accounts receivable at September 30, 1996 increased $382,000 from $805,000 at December 31, 1995. Prepaid expenses at September 30, 1996 decreased $431,000 from December 31, 1995 while other receivables and inventory increased a total of $135,000. Accounts payable at September 30, 1996 decreased $62,000 to $688,000 compared to the $750,000 balance at December 31, 1995. Other accrued expenses at September 30, 1996 increased only $2,500 from December 31, 1995 and accrued interest decreased $300,000 in the first nine months of 1996. The increased amount of cash used for operations was a result of using the monies received through the Company's public offering of common stock to pay down interest and accounts payable.

     During the first nine months of 1996, $11,744,000 cash was used for investing activities. This cash was used to purchase stations in the New York, Detroit and Philadelphia markets.

     Cash obtained through financing activities amounted to $15,399,000 during the first three quarters of 1996. This cash represents the monies received from the Company's public offering of common stock less the repayment of debt.

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



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     The Company filed a lawsuit in the United States District Court for the District of Minnesota on September 26, 1996, against the Walt Disney Company and ABC Radio Networks, Inc., for injunctive relief and to recover significant damages for Defendants' alleged deliberate attempts to misappropriate the Company's unique radio programming format and force the Company out of the children's radio market.

     The Company alleges that ABC and Disney used their strategic relationship with the Company to obtain confidential business information of the Company which the Company alleges is being unlawfully used by ABC and Disney to develop and market a competing children's radio network in substantially the same format marketed by the Company.

     The Company also alleges that as part of its strategic relationship with the Company, ABC agreed to serve as the national advertising sales representative for the Company, had been responsible for all scheduling and billing of network commercial time on the Radio AAHS network, and further agreed to work with the Company to strengthen and expand the Radio AAHS network. The Company has alleged that ABC and Disney have gained an unfair competitive advantage at a time when they were serving in a capacity of trust, with a duty of loyalty to the Company, and engaged in other tortious conduct. The Company is seeking recovery of damages in excess of $50,000, and certain statutory damages, including legal fees, as well as injunctive relief.

ITEMS 2 - 3.
     Not applicable.

ITEM 4.

     (a) The following matters were submitted to a vote of security holders at the Company's annual meeting held on September 30, 1996.

     (b) The election of five directors to serve for the ensuing year and until their successors shall be qualified and duly elected.


     Director Nominee         For         Withhold       Broker
     Name                     Nominee     Authority      Non-Votes
     ----                     -------     ---------      ---------
     Christopher T. Dahl      4,466,231      16,349        0
     Richard W. Perkins       4,466,231      16,349        0
     Rodney P. Burwell        4,465,931      16,649        0
     Mark Cohn                4,465,731      16,849        0
     Russell Cowles II (1)    4,465,949      16,631        0

     (c)(1) To approve an amendment to the Articles of Incorporation of the Company to increase the Company's authorized shares from 12,500,000 to 50,000,000 shares.

     4,411,672      votes for the proposal
        57,625      votes against the proposal
         8,283      votes abstained on the proposal
         5,000      broker non-votes

     (c)(2)   To adopt the Company's 1996 Stock Purchase Plan.

     2,820,093      votes for the proposal
        45,721      votes against the proposal
         7,475      votes abstained on the proposal
     1,662,065      broker non-votes

     (c)(3) To approve an amendment to the Company's 1994 Stock Option Plan which increases the number of shares reserved thereunder for issuance of stock options from 250,000 to 1,000,000 shares.

     2,422,203      votes for the proposal
       438,873      votes against the proposal
        12,213      votes abstained on the proposal
     1,662,065      broker non-votes

     (c)(4) To ratify and approve the appointment of BDO Siedman, LLP as independent accountants for the fiscal year ending December 31, 1996.

     4,458,237      votes for the proposal
        14,915      votes against the proposal

         9,428      votes abstained on the proposal
             0      broker non-votes

(1) Mr. Cowles' election as director is contingent upon the Company's ability to obtain a waiver from the Federal Communications Commission as to its rules regarding cross-ownership.

ITEM 5.
     Not applicable.

ITEM 6.
     (a)  Exhibit 27   FINANCIAL DATA SCHEDULE

     (b) The Company filed the following documents with the Commission (File No. 0-21534) during the quarter for which this report is filed:

          (1) The Company's 8-K Report filed on July 3, 1996 (File No. 0-21534), relating to changes in the Company's certifying accountant;

          (2) The Company's 8-K Report filed on July 8, 1996 (File No. 0-21534), relating to the safe harbor for forward-looking statements;

          (3) The Company's 8-K Report filed on July 30, 1996 (File No. 0-21534), relating to ABC Radio Networks' termination of its joint operations agreement with the Company; and

          (4) The Company's 8-K Report filed on July 31, 1996 (File No. 0-21534), relating to the Company's engagement of Southcoast Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                   CHILDREN'S BROADCASTING
                                   CORPORATION




Date:    11-13-96             BY:   /s/ JAMES G. GILBERTSON
     -----------------            -------------------------------
                                  Treasurer (Chief Operating
                                  Officer and Chief Financial
                                  Officer