Form 10KSB
period 1996-12-31
CHILDRENS BROADCASTING CORP
filed 1997-03-31
CIK 882160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21534

                       CHILDREN'S BROADCASTING CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         MINNESOTA                               41-1663712
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

              724 FIRST STREET NORTH, MINNEAPOLIS, MINNESOTA 55401
          (Address of Principal Executive Offices, including Zip Code)
                                 (612) 338-3300
                (Issuer's Telephone Number, including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK ($.02 PAR VALUE)
                              (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/
 No  / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   / /

     The issuer's revenues for its most recent fiscal year were $5,654,938.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 25, 1997 was approximately $18,140,184.

     The number of shares of the common stock of the issuer outstanding as of March 25, 1997 was 6,029,393.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the document listed below have been incorporated by reference to the indicated part of this Form 10-KSB.

 DOCUMENT INCORPORATED BY REFERENCE               PART OF FORM 10-KSB

 Proxy Statement for 1997                         Item 10 of Part III
 Annual Meeting of Shareholders
 to be held July 16, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                       Page
                                                                       ----

CAUTIONARY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . .  1

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

     ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . .  7
     ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . 20
     ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 20
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . 21

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

     ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . 21
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . 21
     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . 26
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . 56

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 56

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
               EXCHANGE ACT OF 1934. . . . . . . . . . . . . . . . . . . 56
     ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . 58
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . 58
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . 60
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . 61

                              CAUTIONARY STATEMENT

     CHILDREN'S BROADCASTING CORPORATION (THE "COMPANY"), OR PERSONS ACTING ON BEHALF OF THE COMPANY, OR OUTSIDE REVIEWERS RETAINED BY THE COMPANY MAKING STATEMENTS ON BEHALF OF THE COMPANY, OR UNDERWRITERS OF THE COMPANY'S SECURITIES, FROM TIME TO TIME, MAY MAKE, IN WRITING OR ORALLY, "FORWARD-LOOKING STATEMENTS" AS DEFINED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "LITIGATION REFORM ACT"). THIS CAUTIONARY STATEMENT, WHEN USED IN CONJUNCTION WITH AN IDENTIFIED FORWARD-LOOKING STATEMENT, IS FOR THE PURPOSE OF QUALIFYING FOR THE "SAFE HARBOR" PROVISIONS OF THE LITIGATION REFORM ACT AND IS INTENDED TO BE A READILY AVAILABLE WRITTEN DOCUMENT THAT CONTAINS FACTORS WHICH COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS. THESE FACTORS ARE IN ADDITION TO ANY OTHER CAUTIONARY STATEMENTS, WRITTEN OR ORAL, WHICH MAY BE MADE, OR REFERRED TO, IN CONNECTION WITH ANY SUCH FORWARD-LOOKING STATEMENT.

     THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

     ACQUISITIONS. One of the Company's strategies used to expand its national network of radio stations broadcasting Aahs World Radio-TM*- is to acquire AM radio broadcast licenses ("RBLs") in key markets. To date, the Company has acquired 13 RBLs, 12 of which are currently owned and operated. The Company has acquired RBLs through the acquisition of securities or assets of radio stations and intends to continue to acquire RBLs in the future. Unless the acquisition is of an existing affiliate, the Company will generally convert an acquired RBL to the Aahs World Radio format. Although the Company believes it has identified a number of potential acquisitions, there can be no assurance that the Company will be successful in acquiring additional RBLs. The Company expects to face competition in acquiring additional RBLs as it seeks to build its national radio network. In the event the Company is unable to continue to acquire RBLs, the Company may not achieve market penetration levels required by major advertisers and the Company's ability to attract national advertising and maximize the rates charged for advertising and air time could be materially adversely affected.

     COMPANY DEVELOPMENT; HISTORY OF OPERATING LOSSES. Since inception, the Company has experienced substantial net losses as a result of its efforts to develop its national radio network. The Company is continuing to develop its radio network and is generally subject to the risks attendant to a new or emerging business venture. The Company has incurred net losses since its inception in 1990 and has not generated positive cash flow sufficient to fund its ongoing operations. For the two years ended December 31, 1995 and 1996, the Company incurred net losses of $6,108,000 and $9,868,000, respectively. The Company has not generated positive cash flow from operations and has had frequent working capital shortages. The Company expects to continue to incur operating losses for 1997 and that it will continue to experience negative cash flow from operations. Working capital requirements have been met by short-term borrowings from investors, including affiliates of the Company, and from the proceeds of public offerings of the Company's Common Stock, and through the use of credit facilities (the "Facilities") established through an agreement (the "Credit Agreement") with Foothill Capital Corporation ("Foothill"). The Company continues to seek additional sources of financing for its working capital needs and for acquisitions. If the Company should be unable to obtain working capital when required, its operations and prospects would be materially and adversely affected. In connection with their audit reports on the Company's financial statements as of and for the years ended December 31, 1995 and 1996, Ernst & Young LLP and BDO Seidman, LLP, the Company's independent auditors as of such dates, expressed substantial doubt about the Company's ability to continue as a going concern because of its recurring losses and negative cash flow from operations. As of December 31, 1996, the Company had an accumulated deficit of $26,304,000 and has used approximately $17,834,000 of cash to fund its losses.

---------------------
   * Children's Broadcasting Corporation has applied for a trademark for Aahs World Radio-TM-.

     The Company recently raised a total of $12,500,000 of capital through the Credit Agreement with Foothill. Additionally, as a part of the Credit Agreement the Company may borrow an additional $4,000,000 to acquire future assets. The Company believes the Credit Agreement will meet the working capital needs of the Company and provide adequate resources for acquisitions until the fall of 1997. Beyond the fall of 1997, the Company's ability to obtain funding to meet its future capital requirements will depend upon a number of factors including, but not limited to, (i) the ability of the Company to generate cash flow from operations, (ii) the acceptance of the Company's children's radio format, (iii) the relative profitability of the format on a local and national basis and (iv) the general availability of debt and equity financing to the Company. The Company continues to seek additional sources for its working capital and long-term capital requirements, including debt and equity financing and strategic partnership activities.

     RECENT FINANCING. The Company entered into the Credit Agreement with Foothill to address the Company's working capital requirements through the creation of three Facilities on November 25, 1996. The Credit Agreement provides the Company with working capital through (a) a $11,500,000 senior secured term loan (the "Term Loan") collateralized by the assets of the Company, payable over four years, (b) a $1,000,000 senior secured reducing/revolving line of credit (the "Revolving Loan") secured by the Company's accounts receivable, and (c) a $4,000,000 acquisition facility (the "Acquisition Loan") secured by future assets acquired by the Company. The Facilities mature on November 26, 2000. The Company's indebtedness under the Facilities is secured by a first priority lien on substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guaranty of its subsidiaries. Additionally, the Company granted Foothill a warrant to purchase 50,000 shares of the Company's Common Stock. The Company was required to pay various service and commitment fees as are standard within the industry. Approximately $4,000,000 of the loan proceeds were initially held back by Foothill pending performance by the Company of certain post-closing conditions. At March 15, 1997, the remaining proceeds available under the Term Loan totaling $1,500,000 are being held back by Foothill subject to the Company's completion of certain post-closing conditions which management expects to occur in the second quarter of 1997.

     Funds available from the Term Loan have been and may in the future be used for working capital needs and acquisitions, including the purchase of the RBL and certain other assets of WAUR-AM in the Chicago market. The Revolving Loan may be used for working capital needs and for acquisitions. Advances are not to exceed 80% of eligible accounts receivable less certain reserves. The Term Loan is to be repaid monthly in 42 installments of principal in the amount of 1/54 of the term loan amount beginning in month seven of the Credit Agreement. The Acquisition Loan is to be repaid monthly based upon a five-year amortization schedule, commencing on the first month following funding. Interest rates under the Facilities are payable at the prime rate plus 2.75%. The Credit Agreement contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios and impose certain limitations on the Company with respect to the amount of funding available for each acquisition under the Acquisition Loan.

     SUBSTANTIAL LEVERAGE; ADDITIONAL FINANCING REQUIREMENTS. As of December 31, 1996, the Company's consolidated indebtedness approximated 49% of the sum of its shareholders' equity and consolidated indebtedness, assuming performance by the Company of certain post-closing conditions resulting in full funding under the Facilities. Based on current interest rates, the debt service obligations associated with the Credit Agreement necessitate payments of principal and interest of approximately $3,000,000 in 1997. Further, substantially all assets of the Company serve to secure this loan. This degree of leverage increases the Company's vulnerability to adverse general economic and broadcasting industry conditions and to increased competitive pressures, including pressure from better capitalized competitors. Issuance of additional debt, including the debt securities registered pursuant to the Company's Registration Statement on Form S-4 (the "Debt Securities"), would increase this degree of leverage and the Company's vulnerability to such market conditions. In the event that the Company should default on its obligations under the Credit Agreement, all or substantially all of its assets would be at risk. There can be no assurance that the Company will be able to repay or refinance such indebtedness when due, or that the Company would be able to sell all or any portion of its assets or raise additional capital to make required payments on maturing indebtedness. An inability to make payments when due or to comply with covenants and restrictions associated with such indebtedness could give Foothill the right to foreclose on properties securing payment obligations, which would have a material adverse effect upon the Company. Part of the Company's strategy for development and expansion of its network includes acquiring RBLs and/or operating radio properties in key U.S. markets. It is the Company's desire to purchase RBLs in each of the top 15 markets; however, there can be no assurance that the Company will be able to complete suitable acquisitions on terms favorable or acceptable to the Company. In the event the Company purchases additional RBLs, the limitations on the Credit Agreement may require the Company to seek additional financing for acquisitions and to fund future operations. There can be no assurance that such additional financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. Additional financing could require the sale of equity securities, which could result in significant dilution to the Company's shareholders.

     DEVELOPMENT OF NATIONAL RADIO NETWORK. Since late 1992, the Company has been developing a network of affiliated and owned or operated radio stations to carry its satellite-transmitted programming to domestic radio markets.
The Company's affiliation agreements have terms varying from one to three years. There can be no assurance that the Company will be able to retain existing affiliates or attract additional affiliates. Since the inception of the network, the Company has gained and lost affiliates. As of March 24, 1997, the Company had 29 affiliates. In cases where the Company deems it appropriate, it intends to seek affiliates by entering into affiliation agreements or local marketing agreements ("LMAs"), through which third-party owned stations broker broadcast time to the Company, or by acquiring stations in key markets. In addition, the Company could encounter substantial delays, expenses or other unforeseen difficulties in completing the establishment of its network in the major markets. The Company also risks the potential loss of strategic alliances which it has developed in connection with its strategy to develop the Company's brand, to assist in growth of the Company's network, and to pursue related business opportunities. Furthermore, the signal of the Company's affiliates and of its owned and operated stations may not cover households in certain portions of the markets in which such stations broadcast. In addition, the Company's management has limited experience in the development or operation of a national radio network.

     The success and viability of the Company's network will depend upon its ability to generate substantial revenue from network advertisers. For the year ended December 31, 1996, the Company's network generated revenue totaling $1,594,000. Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. For the years ended December 31, 1995 and 1996, approximately 42% and 38% respectively, of the Company's revenue was derived from its radio stations which do not carry the Aahs World Radio format:
KTEK-AM, Houston, Texas, KCNW-AM, Kansas City, Kansas, WZER-AM, Milwaukee, Wisconsin and KYCR-AM, Minneapolis, Minnesota. For the years in the two year period ended December 31, 1996, the Company derived approximately 13% and 12% respectively, of its revenue from KTEK-AM; approximately 9% and 9% respectively, of its revenue from KCNW-AM; approximately 11% and 8% respectively, of its revenue from WZER-AM; and approximately 9% and 9% respectively, of its revenue from KYCR-AM. If the Company converts any of these stations to the Aahs World Radio format, its revenue may be negatively affected until a new advertising base is developed for the Aahs World Radio format in those markets. No assurance can be given that the Company will be able to acquire additional stations in major markets or to increase the number of network affiliates to a level which would enable it to increase network advertising, even if desired additional acquisitions are made or affiliate relationships are created, or that the Company will be able to generate sufficient advertising revenue to operate profitably in the future.

     One of the Company's primary methods of expansion has been to acquire RBLs through the acquisition of assets of broadcasters in such major markets as New York City, Los Angeles, Chicago, Philadelphia, Detroit, and Dallas/Fort Worth. The Company's expansion strategy is to acquire additional

RBLs which would enable it to broadcast in each of the top 15 United States markets. Such strategy is designed to achieve market penetration levels required by major advertisers who may be reluctant or unwilling to purchase advertising time until the Company's geographic penetration is extended. The Company believes additional market penetration will improve its ability to maximize the rates charged for advertising and air time.

     ACCEPTANCE OF RADIO FORMAT. The Company produces and distributes a 24-hour children's radio format. There can be no assurance that the Company's programming will gain acceptance by listeners and advertisers. In addition, the Company's primary target audience is not rated by a recognized radio rating service, such as Arbitron. Such ratings are generally used by potential advertisers in making advertising decisions. The Company is working with research companies to attempt to develop such ratings for the pre-teen market. However, there can be no assurance that such ratings can be developed or that the Company will be able to attract additional national advertisers.

     RISKS RELATED TO ACQUISITION OF RADIO ELIZABETH. On June 4, 1996, the Company acquired all of the issued and outstanding stock of Radio Elizabeth, Inc. ("REI"), which holds a Federal Communications Commission ("FCC") license for WJDM-AM Radio Station licensed to Elizabeth, New Jersey on the 1530 kHz frequency. REI, in addition to its license for operation on 1530 kHz, presently has issued to it a special temporary authorization ("STA") for operation on 1660 kHz at 10 kw power, which provides coverage of a significant portion of the New York City market. WJDM has been broadcasting the Company's Aahs World Radio programming in the nation's largest city radio market since February 1, 1996,
over its 1660 kHz frequency.   The STA frequency is located in a portion of the
spectrum referred to as the expanded band ("Expanded Band") recently allocated by the FCC and assigned to certain AM broadcasters in order to implement Congressional policy. REI and other Expanded Band licensees are expected to be allowed to operate on both their original frequencies and the Expanded Band frequencies for a period of five years, after which time the licensee must elect which frequency on which it will continue broadcasting. Most radio receivers produced prior to 1990 cannot receive Expanded Band frequencies. There can be no assurance that REI will ever receive a permanent license to an Expanded Band frequency, and failure to obtain such a license would leave the Company broadcasting from only the existing licensed frequency, which at 1 kw power does not cover the New York City market, thereby resulting in a substantial diminution of the value of the Company's investment in REI.

     ABC/DISNEY LITIGATION. In November 1995, the Company entered into a joint operations agreement (the "Operations Agreement") with ABC Radio Networks, Inc. ("ABC") pursuant to which ABC's affiliate development and national advertising sales staffs would augment the Company's efforts to market the Aahs World Radio format to broadcasters and advertisers. On July 25, 1996, ABC notified the Company that ABC would terminate such agreement effective October 24, 1996. Following the termination by ABC of the Operations Agreement, the Company filed a lawsuit in the United States District Court for the District of Minnesota against The Walt Disney Company ("Disney") and ABC for injunctive relief and to recover damages for their alleged attempts to misappropriate the Company's confidential information and trade secrets acquired through their strategic relationship with the Company in order to unfairly compete with the Company in the children's radio market. As a result of the termination by ABC of its Operations Agreement with the Company, the Company has had to rebuild its own affiliate development and national advertising sales staff and is in the process of rebuilding that capability. The Company has commenced rebuilding of its national sales and affiliate development organizations and has hired eight individuals to staff its national sales and affiliate development departments. The Company expects to have its national sales and affiliate development programs in place during the first half of 1997. The Company is, however, unable to determine the full impact of damages it has sustained as a result of the actions by ABC, which are the basis of the Company's claims in the ABC/Disney litigation. Further, there can be no assurance that the Company will be able to rebuild its national sales and affiliate development organizations or that it will prevail in the ABC/Disney litigation or recover any of the damages sought. Such litigation is costly to the Company and legal fees and costs associated with the litigation have reduced and may continue to reduce the Company's working capital. Further, the Company has issued and may in the future issue securities to finance the litigation which could result in substantial dilution to the Company's existing shareholders. On November 15, 1996, the Securities and Exchange Commission (the "Commission") declared effective the Company's Registration Statement on Form S-3 which registered 200,000 shares of Common Stock on behalf of the Company's litigation counsel.

     COMPETITION. The Company currently derives the majority of its revenue from the sale of local radio advertising time on its owned and operated stations to advertisers in their respective metropolitan markets and faces substantial competition from other radio and television stations as well as other media in those markets. Factors contributing to the Company's ability to attract local advertisers include the success of a station in attracting listeners and the perceived quality of the Company's programming. There can be no assurance that the Company can successfully compete for listeners and advertising revenues with other radio and television networks and other entertainment organizations. The Company may also experience competition from developing technologies in the radio industry.

     In addition to the Company's current competition for local advertising, the Company also competes for network advertising. On information and belief, Disney has commenced broadcasting of its own children's radio programming in four U.S. markets, thereby entering into direct competition with the Company. Further, other entertainment organizations, including but not limited to radio syndicators and radio stations, many of which have greater resources than the Company, could develop a children's radio format similar to Aahs World Radio. Although radio stations must be licensed by the FCC, there are no significant impediments to the entry of new competitors into the Company's markets. While the Company continues to seek protection for its original programming, where appropriate, under applicable copyright and trademark laws, the Aahs World Radio format can be and has been imitated by others seeking to enter the children's radio field.

     VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Company's Common Stock has been subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or its competitors, conditions in the economy in general or in the radio industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the radio industry. During fiscal year 1996, the market price of the Company's Common Stock has ranged from a high of $14.00 on January 31 and February 22, 1996 to a low of $3.25 on November 20, 1996. During the first 12 weeks of 1997, the Company's Common Stock has ranged from $6.63 on January 13, 1997 to $3.25 on March 18, 1997. There can be no assurance that purchasers of the Company's Common Stock can sell such stock at or above the prices at which it was purchased.

     IMPACT OF SALE OF SHARES; SHARES ELIGIBLE FOR FUTURE SALE. The Company had approximately 5.8 million shares of Common Stock outstanding as of December 31, 1996, and had warrants and options outstanding to purchase additional Common Stock outstanding totaling approximately 2.6 million common shares exercisable at prices ranging from $2.00 to $13.80 per share. On July 11, 1996, the Commission declared effective the Company's Registration Statement on Form S-3 which registered for a secondary offering 1.6 million common shares. On November 15, 1996, the Commission declared effective the Company's Registration Statement on Form S-3, as amended, which registered for a secondary offering 1.1 million common shares. On February 11, 1997, the Commission declared effective the Company's Registration Statement on Form S-3, as amended, which registered
0.5 million common shares and the Company's Registration Statement on Form S-4, as amended, which registered 5.0 million common shares and $5,000,000 of Debt Securities. The sale of such shares and the sale of additional Common Stock which may become eligible for sale in the public market from time to time upon exercise of warrants and stock options could have the effect of depressing the market prices for the Company's Common Stock.

     RELIANCE ON CURRENT MANAGEMENT. The Company is dependent on the management services of its current management team. If the Company were to lose the services of these individuals, its business could be adversely affected. Most of the members of the Company's current senior management team are not subject to employment contracts with the Company. The Company does not maintain insurance on the lives of its key employees.

     POTENTIAL CONFLICTS OF INTEREST. The Company leases certain broadcast and office facilities from its President, Christopher T. Dahl, and another director, Richard W. Perkins, and the WWTC and KYCR radio transmission tower site from Mr. Dahl. The Company also shares with Community Airwaves Corporation ("CAC"), a corporation owned by the Company's President, Christopher T. Dahl, a director, Richard W. Perkins, and a shareholder, Russell Cowles II, certain management services which are provided by another entity, Radio Management Corporation, owned by Messrs. Dahl, Perkins and Cowles. The management services consist of administrative, legal and accounting services. Such arrangements present potential conflicts of interest in connection with the pricing of services provided. In addition, CAC may acquire interests in additional stations. Such ownership could, under current FCC regulations, limit the markets in which the Company could acquire additional RBLs. In addition, the Company has entered into an agreement with CAC whereby the Company is required to obtain the consent of CAC for any acquisition of an FM station or of an AM station located outside the largest 125 U.S. markets.

     FCC REGULATION. Although the RBLs of the stations owned by the Company are already granted, the continuation of any RBL acquired by the Company depends upon its compliance with the laws, rules and regulations of the FCC. The FCC can revoke licenses for serious misconduct, subject to the right to an evidentiary hearing, or it may fail to renew a license or impose monetary fines for breach of its rules. Neither the Company nor CAC has ever been denied any FCC license or renewal, or had a fine imposed by the FCC. In recent years, a number of competing applications and formal and informal objections have been filed with respect to broadcast renewal applications. Even though the vast majority of all license renewal applications are granted, and under the Telecommunication Act of 1996 (the "1996 Act") competing applications in license renewal proceedings are no longer allowed, there can be no assurance that renewal of the Company's licenses will be granted. Furthermore, approvals are required for the transfer of ownership. Three directors and attributable shareholders of the Company have interests in AM and FM radio stations unrelated to the Company. Under current FCC regulations, these interests are attributed to the Company and may limit the markets in which the Company can acquire stations. The 1996 Act eliminated the limit upon the number of stations that can be under common ownership or control nationally. Local ownership was substantially relaxed according to market size.

     ANTI-TAKEOVER PROVISIONS. The Board of Directors, without any action by the Company's shareholders, has the authority to issue the remaining undesignated and unissued authorized shares and to fix the powers, preferences, rights and limitations of such shares or any class or series thereof, without shareholder approval. Persons acquiring such shares could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. The Company is subject to certain provisions of the Minnesota Business Corporation Act which limit the voting rights of shares acquired in "control share acquisitions" and restrict certain "business combinations." Such provisions, as well as the ability to issue undesignated shares, could have the effect of deterring or delaying a takeover or other change in control of the Company, deny shareholders the receipt of a premium on their Common Stock and depress the market price of the Company's Common Stock.

     CONTROL BY PRINCIPAL SHAREHOLDERS. Approximately 34% of the Company's outstanding Common Stock is beneficially owned by the Company's current officers and directors. Accordingly, such persons may be able to significantly influence the Company's business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

     NO ASSURANCE AS TO LIQUIDITY ON THE NASDAQ NATIONAL MARKET SYSTEM. The Common Stock is currently listed on the Nasdaq National Market System. There can be no assurance that the Common Stock will be actively traded on such market or that, if active trading does develop, it will be sustained.

     ABSENCE OF DIVIDENDS. The Company has not paid any cash dividends since its inception and does not anticipate paying cash dividends in the foreseeable future. The Company presently expects to retain its earnings to finance the development and expansion of its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by the Company of dividends is also subject to the Company's Credit Agreement with Foothill. Without Foothill's prior written consent, the Company cannot declare or pay any cash dividends.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     Children's Broadcasting Corporation is a full-time national broadcaster of children's radio programming in the United States. The Company develops, produces and distributes programming that is entertaining and informative, and directed to the interests and radio listening patterns of pre-teenage children and their families. The Company's Aahs World Radio format provides 24-hour programming featuring music, stories, call-in segments, quizzes and current events features. The programming varies by time of day in order to attract that component of its prospective audience most likely to be listening. The programming originates at the Company's flagship station, WWTC-AM in Minneapolis, Minnesota, and is distributed via satellite to a network of radio stations around the country.

     Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. These stations, which broadcast primarily family-oriented programming in the Houston, Kansas City, Milwaukee and Minneapolis markets, were acquired by the Company in 1994.

     The Company's growth strategy includes the acquisition of RBLs in the top 15 markets, thereby securing the network's presence and continuity in those key markets. Pursuant to that strategy, the Company has acquired RBLs which serve the New York City, Los Angeles, Chicago, Philadelphia, Detroit and Dallas/Fort Worth markets. During the year ended December 31, 1996, the Company acquired RBLs covering the New York City, Philadelphia and Detroit markets. With the recently completed acquisition of the RBL and certain other assets of radio station WAUR-AM in the Chicago market, the Company distributes its programming to markets representing approximately 40% of the United States' population and has a presence in the top four markets and seven of the top ten markets in the United States.

     The Company has engaged investment bankers to explore strategic alternatives to enhance shareholder value. Such investment bankers have had and continue to hold discussions with various potential strategic partners with a view toward entering into a joint venture, sale or merger. There can be no assurance that the Company will be successful in completing any transaction with a prospective strategic partner.

     The Company was incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to the Company herein include it subsidiaries, unless otherwise noted. The Company's executive office is located at 724 First Street North, Minneapolis, Minnesota 55401, and its telephone number is (612) 338-3300. Its World Wide Web site address is: www.netradioaahs.net.

MARKET OVERVIEW

     Children represent a significant market for advertisers and broadcasters. The continued rise in birth rates coupled with the increasingly significant purchasing power of children, has resulted in additional advertising expenditures being committed to this market segment. Today, there are over 49 million children in the U.S. under the age of 13, representing approximately 19% of the total population. The number of U.S. births has grown steadily, exceeding 4 million in 1991, a trend that has continued through the mid-1990s. Independent research indicates that children have approximately $20 billion of income each year, spend approximately $17 billion and directly influence expenditures by adults in excess of $150 billion annually.

      Television commands a dominant share of total measured media directed toward children. In 1996, television attracted approximately $700 million of the $1 billion estimated to have been spent on advertising targeting children. Spending by national advertisers for television commercials targeting children has grown at an average annual rate of over 19% since 1983. This growth coincides with the appearance of new TV networks which provide children's programming. While children's programming was limited to Saturday mornings in the past, at present there are three primary television networks dedicated to children's programming: Fox Children's Network, Nickelodeon and The Cartoon Network. Major advertisers to children on television include Kelloggs, Mattel, Hasbro and M&M/Mars.

     Other forms of advertising such as magazine, newspaper, billboard and point of purchase accounted for the remaining $300 million of advertising to children in 1996. Some of the major magazine publications to kids include Sports Illustrated for Kids, Disney Adventure Magazine, Nickelodeon and Sesame Street. The top five spending categories in children's magazines are sporting goods, toys and games, publishing and media, food and direct response. These major advertisers include Disney, General Mills, Campbell Soup, Time Warner and Kelloggs.

     Prior to the Company's development of Aahs World Radio, there was no full-time radio service specifically designed for pre-teenage children. Pre-teens represent approximately 19% of the population, and parents of pre-teens represent another 26% of the total population, bringing the Company's potential listening audience to approximately 45% of the U.S. population. In Minneapolis, where the Company's programming has been available for over five years, research conducted by Arbitron in late 1993 shows that 91% of children listen to radio. In addition, this research has also shown that one-third of all listening to Aahs World Radio programming is by a child or children in the company of at least one parent or other adult. By providing appealing programming for pre-teens and their parents, the Company believes it will attract an increasing share of the advertising expenditures directed toward children.

COMPANY STRATEGY

     The Company seeks to attract listeners and advertisers to the Aahs World Radio programming format by continually refining its content and expanding the distribution network. Elements of this strategy include (i) attracting a loyal listenership by maintaining high quality, distinctive programming directed to its target audience, (ii) reinforcing this loyalty by creating a brand identity through the creation of characters which are integrated into its programming, (iii) delivering this listenership base to national advertisers by expanding its radio network to obtain U.S. population coverage, and (iv) making opportunistic acquisitions of RBLs in key markets.

     - PROGRAMMING. The Company develops programming which appeals to children and their parents, as well as to teachers and other influential adults. By integrating its programming into a 24-hour format, the Company believes it will be able to build a base of loyal listeners and consequently enhance the network's appeal to advertisers. In developing its programming, the Company is guided by focus research, parent surveys, listener feedback and consultation with educators and other professionals.

     - BRAND DEVELOPMENT. The Company seeks to reinforce its listenership through the development of its brand identity. The Company integrates its mascot and a cast of other cartoon characters into its programming as well as complimentary products and services to reinforce the Aahs World Radio brand. Additionally, the Company utilizes strategic relationships to expand its brand identity.

     - NATIONAL NETWORK. The Company's programming and related branding efforts are aimed at attracting and sustaining a loyal audience that is attractive to national advertisers. The Company anticipates that it will generate significant revenue in the future from the sale of network advertising time to national advertisers. By increasing the percentage of the U.S. market covered by Aahs World Radio affiliates, the Company believes that revenue will increase because the increased number of listeners will attract more national advertisers and the increased advertising demand is expected to increase the rates the Company will be able to charge for advertising time.

     - OWNED AND OPERATED STATIONS. In building a national network, the Company aims to own and operate radio stations in key U.S. markets. By owning its stations, the Company is able to (i) generate additional revenue from the sale of local advertising time, while incurring minimal incremental operating costs, (ii) promote to potential advertisers and affiliates the Company's long term commitment to broadcasting the Aahs World Radio format and (iii) enhance the Company's flexibility to alter the mix of national and local advertising sales in these key markets. The Company makes its acquisition decisions based on three factors: (i) the strategic importance of the particular market and the station, (ii) the cost of the station and
(iii) the Company's availability of capital.

PROGRAMMING

     Aahs World Radio is a music-driven format which was developed and is produced for pre-teens. In addition to this primary target market, the format has also been strategically designed to appeal to parents and care givers. This is accomplished through a blend of music, stories, call-in segments, interactive quiz features, interviews and current events.

     Approximately two-thirds of Aahs World Radio programming consists of pop-oriented music which is selected for children on the basis of lyric content, entertainment and/or educational value. Each selection is classified in one of several music categories and entered into the Company's program management system to ensure that it airs under designated conditions and only at designated times.

     Research conducted by the Company, including focus groups and analysis of listener feedback, has shown that having music as the core element of its programming is the best way to attract and retain its target audience. The Company develops and continually conducts focus groups and written and telephonic surveys in order to enhance its understanding of its target audience and ensure that its programming is meeting the demands of both kids and their parents. Management believes that non-musical programming can be appealing as well and contributes to the "personality" of the format and to its differentiation from competing formats.

     The programming format is designed to shift throughout the day to reflect the changing composition of its audience. In order to maximize the appeal and value of its programming and advertising to the "mix" of adults and kids, day-part specific programs have been developed which overly the basic music format. During the weekdays the format includes the following programs:

     - THE ALL-AMERICAN ALARM CLOCK-REGISTERED TRADEMARK-: Aahs World Radio weekday programming begins with this wake-up show targeted to an audience comprised of both kids and adults. Aahs World Radio Brain Games, Aahs World-TM-News, weather reports, birthday greetings and a cast of comic characters provide the context for a blend of morning music especially selected to be entertaining for the kids and "ear friendly" for adults.

     - RADIOACTIVE: The four hour mid-day programming on Aahs World Radio begins with a pop music driven program complete with a variety of informational and interactive features to get kids involved with their world. And since it is still mid-morning in the western time zones, the program is specifically designed to round-out the morning drive while taking the Midwest and Eastern listeners through the late morning hours with programming that can only be delivered by Aahs World Radio.

     - AVENUE `A'-SM-: Broadcast as a featured element within RadioActive, Avenue `A' was created to exclusively target the network's youngest listeners. The ninety minute program consists of a mix of catchy children's songs that are not heard at any other times of the day. In addition, Avenue `A' is populated by a cast of colorful characters guaranteed to entertain everyone who chooses to listen in. Also integrated into Avenue `A' is our prime time edition of StoryTime Theater, when listeners are treated to stories which include fairy tales, classic adventures, old time radio and great sagas from history. StoryTime Theater is also repeated each weekday during the late evening hours.

     - Absolute K-Aahs-SM-: As the late afternoon passes and the sun begins to set, the audience composition moves from a mix of adults and kids to an audience comprised almost exclusively of older kids. Absolute K-Aahs is targeted to 8-12 years olds with a contemporary presentation featuring some much of the same hit music offered by other formats but in a context that kids find more acceptable as well their parents.

     - THE BIG SHOW: This high energy afternoon show is targeted to carpooling parents and kids, and includes a mix of news, amusing features and music. To balance the presentation of programming in this transitional day-part, the host of the program is also joined each afternoon by a different member of the Aahs World Radio AirForce-TM-** ("AirForce"), a group of announcers ranging in age from 11 to 16.

     - THE LATE NIGHT EXPRESS: During the late evening and overnight hours, Aahs World Radio continues to fulfill its obligations to be there whenever the radio is turned on by providing an audio "nightlight" for kids just bedding down or for those who just need a friendly voice in the night.

     The weekend officially begins on Friday evening when the traditional format music rotation is suspended in favor of music programmed by the network's most active and involved listeners with five continuous hours of call-in requests and dedications. Saturday morning programming begins early with a special Saturday edition of The All-American Alarm Clock-Registered Trademark-followed by Just Kids-Registered Trademark-, which is hosted by three members of the AirForce. Other weekend features include:

     - LIVE FROM UNIVERSAL STUDIOS - HOLLYWOOD AND LIVE FROM UNIVERSAL STUDIOS - FLORIDA: "Live From Universal Studios - Hollywood" airs every Saturday from Universal City, California and "Live from Universal Studios - Florida" broadcasts from Orlando, Florida every Sunday.

     - JUST KIDS-REGISTERED TRADEMARK-: This Saturday morning clubhouse for kids features great music, science and craft projects, news features, plus interesting and informative guests from astronauts to zoologists.

     - AAHS WORLD RADIO COUNTDOWN: This show is presented four times each weekend and features the top twenty most requested songs from the past week.

     - OOHS AND AAHS-SM-: This is the network's version of an oldies show which airs three times each weekend.

     - THE KINETIC CITY SUPER CREW: This science mystery show, produced by the American Association for the Advancement of Science, also airs twice each weekend.

     - THE WEEKEND JAM: Heard every Saturday evening right after the Aahs World Radio Countdown. The Weekend Jam is programmed to appeal to a general audience but especially the more urban and minority dominated markets around the country.


-----------------------
   **Children's Broadcasting Corporation has applied for a trademark for Aahs World Radio AirForce-TM-.

     Through the AirForce, kids play an active role in the formulation and delivery of Aahs World Radio programming. AirForce members work on air, answer studio request lines and interact with listeners from across the country providing sustained kid-to-kid communications between the Company and its audience. Led by the Company's 15-year old Vice President of Fun, the AirForce has been a focus of national media attention and various members have appeared on NBC's "Today Show," "Entertainment Tonight," and "The Oprah Winfrey Show," as well as in feature stories in Newsweek Magazine, the Los Angeles Times and other nationally-recognized publications. Each of the 20 members of the AirForce undergoes thorough and ongoing training following a series of auditions, which also include interviews with the child's parents. Individuals are selected based on what unique contributions the Company anticipates that he or she can make to the on-air product. Rather than requiring AirForce members to conform to specific criteria, programming is created and implemented that complements the talents and qualities of the individual while still meeting the needs of the overall programming philosophy and direction.

     New programs are constantly being considered for development. Since the format's inception, more than 20 different long-form (duration greater than five minutes) and short-form (duration of five minutes or less) programs have been integrated into the network. Programming ideas come from parents, kids, staff members, air talent, AirForce members, network affiliates and market research. These concepts are reviewed by programming management for entertainment value, sales potential, demographic targeting appeal and acceptable production costs. A new program's pilot phase can take weeks or months, depending upon the complexity of the project. The Company currently has six programs in development.

BRAND DEVELOPMENT

     The Company believes that developing a well-recognized brand identity will enhance its network's visibility and create opportunities for the Company to expand beyond the scope of its broadcast operations. The Company has created characters within its programming, including AAHSIE-TM-, the Company's animated mascot, which it has integrated into its merchandising and Internet enterprise. The Company has developed and intends to continue to develop strategic relationships to assist it in its brand development efforts, and to allow the Company to exploit business opportunities without detracting from management's focus upon the Company's core business. The following are summaries of the non-programming branding efforts of the
Company:

     - AAHS WORLD RADIO AT UNIVERSAL STUDIOS: The Aahs World Radio live productions from Universal Studios in California and Florida provide exposure for Aahs World Radio to the weekend visitors to these studios.

     - COMMUNITY PROMOTIONS: The Company utilizes its characters in walk-around roles at public events such as community promotions. By making character costumes available to affiliates, the Company is able to present a consistent, physical and interactive image in markets around the country.

     - INTERNET SITE (www.netradioaahs.net): Pursuant to three-year agreements with NetRadio Network, Inc. and Precision Tapes, Inc., the Company distributes its Aahs World Radio format worldwide 24-hours a day on the Internet.

     - MERCHANDISING: The Company intends to expand its licensing of trademarks and related intellectual property to manufacturers and distributors of merchandise, so as to maximize the effectiveness of its branding efforts. The Company believes that by entering into license agreements, it will further enhance its brand identity without incurring costs itself or distracting management's focus from its core business. The Company would also receive licensing fees from the sale of any such merchandise. The Company recently entered into a license agreement with Endless Games to develop a Brain Game board game for children.

     - MAGAZINE PUBLICATION: In March 1995, the Company began publication of a national music and entertainment magazine for children, RADIO AAHS MAGAZINE, marketed with a companion compact disc or cassette, which was distributed by Warner Music Enterprises, a publisher of six other magazines. The Company believes this represents the first combination of national radio network broadcasting with an associated magazine and music CD. Time Warner has since dissolved Warner Music Enterprises, and the Company is currently in discussions with other magazine publishers regarding the reestablishment of a Radio AAHS Magazine. The publication of the magazine was suspended in March 1996, and there can be no assurance that the Company will be successful in creating a venture with another magazine publisher, or that its magazine will continue to be published.

     - PLANET AAHS RECORDS-REGISTERED TRADEMARK-: The Company created its own record label, Planet AAHS Records-Registered Trademark- and intends to publish compilations of children's music under this label, further reinforcing the Company's brand identity.

NATIONAL NETWORK

     The Company derives its revenue primarily from the sale of local and network time to advertisers. The Company believes that as its coverage of the U.S. continues to expand, it will be able to sell national advertising time in greater quantities and at significantly higher rates with no significant additional operating costs. To a large extent, the Company is already incurring the production, operating and administrative costs necessary to broadcast the network to the entire U.S. Incremental costs as the network continues to expand are expected to be minimal, excluding the costs of any station acquisitions or LMAs which the Company may complete or into which the Company might enter.

     Prior to the Company's development of the Aahs World Radio format, there were not any full-time radio formats which targeted the pre-teen market. It is estimated that over $1.0 billion in advertising dollars is directed toward children annually, yet only a small percentage of these advertising dollars are currently spent on radio. The Company believes that advertisers trying to reach children have not utilized radio due to the lack of children's programming on the radio. By providing quality programming which is appealing to both pre-teens and their parents and by pursuing vigorous sales and marketing efforts, the Company believes it will be able to attract an increasing portion of the annual advertising dollars aimed at this previously underserved market segment.

     The Company believes that the development of a national radio network will enable it to expand the listenership of the Aahs World Radio format and to increase national advertising revenue. The Company intends to gain listenership by increasing the coverage of the Aahs World Radio network through affiliation agreements and acquisitions of RBLs primarily in the top 100 U.S. markets. The Company currently distributes its programming to markets representing approximately 40% of the U.S.

     The Company believes that the majority of its revenue will ultimately be derived from the sale of network advertising time to national advertisers once the network reaches a minimum of 50% coverage of the nation's population. The Company believes that its present national advertising customers will spend a greater proportion of their advertising budgets with the Company, and that national advertisers who are not presently customers of the Company will become customers of the Company as it continues to expand the network's coverage of the U.S.

     The following stations currently comprise the Aahs World Radio network:


Owned or Operated Aahs World Radio Affiliates (1)   Metro Rank(2)   Frequency   License Renewal
-------------------------------------------------   -------------   ---------   ---------------

New York, NY (WJDM-AM)(3). . . . . . . . . . . .         1           1660             NA
Los Angeles, CA (KPLS-AM). . . . . . . . . . . .         2            830       12/01/97
Chicago, IL (WAUR-AM). . . . . . . . . . . . . .         3            930       12/01/04
Philadelphia, PA (WPWA-AM) . . . . . . . . . . .         4           1590       08/01/98
Detroit, MI (WCAR-AM). . . . . . . . . . . . . .         6           1090       10/01/04
Dallas/Fort Worth, TX (KAHZ-AM). . . . . . . . .         7           1360       08/01/97
Minneapolis, MN (WWTC-AM). . . . . . . . . . . .        16           1280       04/01/97
Denver, CO (KKYD-AM) . . . . . . . . . . . . . .        23           1340       04/01/97
Kansas City, KS (KCAZ-AM). . . . . . . . . . . .        27           1480       06/01/97

Third Party Aahs World Radio Affiliates             Metro Rank(2)   Frequency
---------------------------------------             -------------   ---------
Washington, D.C. (WKDL-AM) . . . . . . . . . . .         8           1050
St. Louis, MO (WFUN-FM). . . . . . . . . . . . .        17           95.5
Baltimore, MD (WKDB-AM). . . . . . . . . . . . .        18           1570
Phoenix, AZ (KIDR-AM). . . . . . . . . . . . . .        20            740
Salt Lake City, UT (KKDS-AM) . . . . . . . . . .        35           1060
Indianapolis, IN (WSYW-AM) . . . . . . . . . . .        36            810
Orlando, FL (WZKD-AM). . . . . . . . . . . . . .        39            950
Memphis, TN (WOWW-AM). . . . . . . . . . . . . .        42           1430
Greenville, SC (WRAH-AM) . . . . . . . . . . . .        59           1360
Tulsa, OK (KXTD-AM). . . . . . . . . . . . . . .        60           1530
Mobile, AL (WBLX-AM) . . . . . . . . . . . . . .        61            660
Albuquerque, NM (KDZZ-AM). . . . . . . . . . . .        69           1520
Des Moines, IA (KKSO-AM) . . . . . . . . . . . .        90           1390
Lafayette, LA (KDYS-AM). . . . . . . . . . . . .       121           1520
Wilmington, NC (WAHH-AM) . . . . . . . . . . . .       154           1340
Anchorage, AK (KYAK-AM). . . . . . . . . . . . .       164            650
Wheeling, WV (WOHZ-AM) . . . . . . . . . . . . .       210           1600
Eau Claire, WI (WEIO-AM) . . . . . . . . . . . .       222           1050
Manassas, VA (WKDV-AM)(4). . . . . . . . . . . .        NA           1460
Ventura/Thousand Oaks, CA (KAHS-AM)(5) . . . . .        NA           1590

____________________
(1) The Company also owns or operates other stations which currently do not broadcast the Aahs World Radio format but which may be converted to that format in the future.
(2) Source: BIA -- Investing in Radio -- Market Report -- 1995 -- Spring. Rankings based on total population attributable to given metropolitan area. The signal of any listed station may not cover households in certain portions of the market.
(3) The station operates on an Expanded Band frequency pursuant to a Special Temporary Authority of the FCC.
(4)  The Manassas station is included in the Washington, D.C. radio market.
(5) The Ventura/Thousand Oaks station is included in the Los Angeles radio market.

     The Company's programming and affiliation agreements provide for a maximum of 10 minutes of advertising time each hour. Under the agreements, the Company is allocated two minutes each hour from each affiliate station to sell to national advertisers. The Company recently introduced a new affiliate agreement allowing the Company the option of allocating three minutes each hour to sell to national advertisers. The affiliate station has the remaining eight minutes to sell to advertisers in its local market. Network advertising time can be sold to national advertisers at significantly higher rates than local advertising time.

     The Company's affiliation agreements grant stations the exclusive right to broadcast Aahs World Radio programming in the market in which the affiliate's station broadcasts. In certain markets, Aahs World Radio may be broadcast from more than one radio station pursuant to a single affiliation agreement. The Company retains the right to make all network programming decisions. The affiliate is responsible for maintaining all station licenses necessary to broadcast the Aahs World Radio format, as well as for constructing, operating and maintaining all of the technical and other facilities necessary to receive and broadcast the Company's programming and allotted advertising time. The affiliation agreements generally provide for terms of one to three years.

     To gain affiliates, the Company maintains an affiliate relations department to market to prospective affiliates and to service affiliates once they have signed an affiliation agreement. Generally, the Company markets to a targeted group of prospective affiliates in the top 100 markets. These prospective affiliates receive information about Aahs World Radio via a monthly newsletter, phone contact, unique concept mailings and presentations.
 The Company employees trade advertising in a limited manner to maintain exposure to the broadcast industry.

     Network support for Aahs World Radio affiliates includes a live 24-hour programming feed distributed by satellite from its network studios located in Minneapolis which can be localized through automated or cued station inserts and pre-designed station promotional material including station identifiers. The Company also provides affiliates with a continuously updated how-to manual of promotions and sponsored events.

OWNED AND OPERATED STATIONS

     In addition to expanding its network delivery system through affiliation, the Company's business strategy includes exploring opportunities to acquire RBLs in the top 100 U.S. markets. While it is less capital intensive to have a presence in a particular market through a network affiliate, the Company may seek to acquire an RBL in a particular market if a favorable acquisition opportunity is presented, or the Company deems it to be in its best interests to secure any particular market from the risk of the loss of an affiliate. Each of the Company's owned or operated radio stations has seven minutes of local advertising and three minutes of national advertising per programming hour. As the Company increases its number of owned and operated stations, it expands its radio network, increases its inventory of local advertising time to sell and enjoys economies of scale because the programming it develops in Minneapolis is distributed to its other stations at an insignificant incremental cost.

     In analyzing the strategic suitability of a potential acquisition, the Company considers such factors as: (i) the demographics, historical and projected rates of growth of the market and other factors relating to population, retail sales and the local economy; (ii) the competition in the market; (iii) whether the station has a desirable dial position and broadcast signal to reach a sufficient audience to allow it to compete in the market;
(iv) the projected level of performance which the Company estimates can be achieved within 12 to 24 months; and (v) agency and advertiser concentration in the market. The Company generally seeks to acquire the assets and RBLs of radio stations, but does not rely on the existing advertiser or listener base of acquired stations because of the conversion to the Aahs World Radio format. The Company believes it is able to identify radio stations which offer the potential to become strong links in its network. The Company believes that the AM radio market offers a significant opportunity for expansion of its network because many AM radio station owners are looking for the opportunity to revitalize their operations, reduce operating costs and improve profitability.

     The Company owns and operates radio stations in the top three population centers of the United States, New York, Los Angeles and Chicago. The Company currently owns and operates WJDM in the New York market, KPLS in the Los Angeles market and WAUR in the Chicago market. The Company believes it is desirable to own and operate stations in these three markets because: (i) the Company will be able to maintain coverage, assuring advertisers that their commercial messages will always be carried in these key markets; and (ii) presence in these markets will demonstrate the Company's level of commitment to the Aahs World Radio format, and consequently, will help the Company with national sales and affiliate recruitment. The Company's strategy to own or operate stations in the top markets parallels the strategy of many broadcast networks, including NBC, ABC, CBS and Fox.

ACQUISITIONS

     Since 1995, the Company has made the following acquisitions of RBLs in major markets:

     WAUR-AM, SANDWICH, ILLINOIS. In January 1997, the Company acquired the RBL of WAUR-AM in the Chicago market. The purchase price was paid by the issuance of approximately $291,000 in Common Stock, a promissory note of $1,400,000 to be paid over six years, a non-competition agreement of $500,000 to be paid over ten years, and approximately $1,700,000 in cash.

     WPWA-AM, CHESTER, PENNSYLVANIA. In September 1996, the Company acquired the RBL of WPWA-AM in the Philadelphia market. The purchase price was paid by issuance of approximately $500,000 in Common Stock and $820,000 cash.

     WJDM-AM, ELIZABETH, NEW JERSEY. In June 1996, the Company acquired the stock of Radio Elizabeth, Inc. which operates radio station WJDM-AM in the New York market. The purchase price was paid by the issuance of approximately $2,500,000 in Common Stock, the Company's assumption and payment at closing of approximately $518,000 of the seller's debt, $7,062,000 cash, and a non-competition and consulting agreement of $1,500,000 to be paid over a ten year period.

     WCAR-AM, LIVONIA, MICHIGAN. In June 1996, the Company acquired the RBL of WCAR-AM in the Detroit market. The purchase price of $1,500,000 was paid in cash.

     KKYD-AM, DENVER, COLORADO. In November 1995, the Company acquired the RBL of KKYD-AM, Denver, Colorado. The purchase price was paid by the issuance of approximately $365,000 in Common Stock, the Company's assumption of approximately $521,000 of the seller's debt, and $47,000 cash.

     SALES AND MARKETING

     The Company's primary source of revenue is the sale of radio advertising time. The Company's national advertising customers include, among others, Target, Nickelodeon, Buena Vista, Fox and Southland. The Company's own sales force sells the Aahs World Radio network ad-time inventory directly to advertisers and their agencies. Sales efforts are aimed at advertising agencies, national advertisers, sports franchises, non-profit groups and foundations. Local advertising time is sold to advertisers whose businesses are in each station's market.

     The leading audience measurement services only tabulate radio listening for persons aged 12 and over. The Company's primary audience is persons 12 and under. In a 1994 study commissioned by WWTC in Minneapolis, Arbitron, the principal radio audience measurement service, found that 91% of children under 12 in the Minneapolis radio market listen to the radio. The same study revealed that 22% of all children in the Minneapolis market listened to WWTC each week. A similar study performed in 1992 by AccuRatings, another independent audience measurement service, found that Aahs World Radio ranked first in retaining new listeners and as the ninth overall favorite station out of the 26 stations included in the survey, all of which, except for Aahs World Radio, seek primarily to attract adult audiences. While these surveys have helped the Company demonstrate to advertisers the appeal of the Aahs World Radio format, there are no audience surveys that measure the listening behavior of the Company's core audience on a regular basis.

     The Company continues to seek means to provide information to prospective advertisers as to the size and composition of the Aahs World Radio format audience, despite the absence of conventional ratings. One way is by engaging in promotional selling, where an advertiser's spots call for a direct response from the listener, such as a call-in request for information or some premium. The Company also manages an inbound direct-response telephone system which gives callers an opportunity to respond to questions by pushing buttons on the phone, or, as appropriate, to talk to an operator. This phone system allows the Company to collect and tabulate responses to an advertiser's campaign. During 1996 the Company received approximately 3,000,000 phone calls from listeners. Use of this system has enabled the Company to build a database of Aahs

World Radio listeners. The Company conducts studies to ascertain listening habits, programming preferences and other information of significance to advertisers and prospective advertises through the use of this database.

     The Company generally develops local marketing and sales techniques at WWTC in Minneapolis. Once the techniques have been proven effective, the Company can implement them at its other stations, and can share them with affiliates. Among these techniques are major local event sponsorships and local remote "on location" broadcasts, which may include AAHSIE-TM-. In addition, the Company has designed local sales programs for its owned and operated stations, as well as affiliated stations. For example, one local sales program, AAHS-TM- Direct, provides advertisers with an annual advertising schedule that includes a mix of radio spots, billboard postings and display space in certain print media.

     The Company maintains a program of communications with the advertising community, and present and prospective affiliates. The Company utilizes outdoor advertising and certain print media to promote itself to advertisers generally, and has used various printed communications to keep advertisers abreast of Company developments. The Company has implemented a targeted mail campaign to develop its affiliate roster, and thereby increase the national coverage of the Aahs World Radio format. By increasing national coverage the Company expects to generate additional revenue.

     The Company's public relations department actively seeks to obtain favorable coverage of Aahs World Radio events and advancements. The Company sponsors local promotions in those markets where it owns or operates stations. The promotions are designed to increase community awareness of Aahs World Radio.

STRATEGIC RELATIONSHIPS

     The Company has sought out and developed strategic relationships in order to enhance and reinforce its brand, and to allow the Company to exploit business opportunities at minimal cost to it and without detracting from management's focus upon the Company's core business. The Company has engaged investment bankers to explore strategic alternatives to enhance shareholder value. Such investment bankers have had and continue to hold discussions with various potential strategic partners with a view toward entering into a joint venture, sale or merger. There can be no assurance that the Company will be successful in completing any transaction with a prospective strategic partner.

PROGRAMMING DISTRIBUTION

     The Company transmits all of its programming from Minneapolis, Minnesota by means of communications satellite, utilizing services provided pursuant to contracts with unaffiliated third parties. The first step in the transmission process is sending a signal from WWTC to an "uplink facility" via microwave. The uplink facility transmits Aahs World Radio programming to a communications satellite, which transmits the signal to receiving antennas at each Aahs World Radio affiliate. The Company has contracted with CBS Television Stations, a division of CBS, Inc., doing business as Teleport Minnesota, for the provision of uplink services.

     At present there are approximately 40 domestic communications satellites available for the transmission of broadcast signals, as well as one uplink facility in the Minneapolis-St. Paul area. If satellite transmission were interrupted or terminated due to the failure or unavailability of the uplink facility or a satellite, such termination or interruption could have a material adverse effect on the Company. However, the Company believes, given the number of communications satellites and available uplink facilities, that termination of the Company's transmission as a result of failure or unavailability of such services is unlikely.

COMPETITION

     The Company competes for listeners and advertising revenue. Television networks and other organizations offering television programming for pre-teens represent the Company's largest source of competition. In addition to ABC, NBC, CBS and FOX, a number of basic cable television networks (such as USA, the Family Channel, Nickelodeon and the Cartoon Network), pay television networks (such as the

Disney Channel), superstations (such as WWOR and WGN) and public television stations provide programming targeting the pre-teen audience. The Company also competes with radio media targeting adults and young adults, syndicated children's radio programs, magazines, newspapers and other leisure-time activities including home video, movie theaters and video games. While competitive non-radio product is generally consumed in the home, Aahs World Radio may be consumed in a variety of locations, including automobiles. Aahs World Radio offers advertisers an alternative, at advertising rates considerably below television advertising rates. Additionally, the cost to produce a radio advertisement is small in comparison to the cost to produce an advertisement for television.

     Aahs World Radio format is the largest 24-hour national radio network that programs exclusively to the pre-teen audience. ABC/Disney recently began providing programming aimed primarily at the pre-teen market. ABC/Disney, as well as many competing media companies, are well-established and have substantially greater financial resources than the Company. Other entities, including those with greater financial resources, could create or carry children's programming in competition with the Company. No assurance can be given that the Company will compete successfully with such established media competitors. The Company believes, however, its strong lead in developing the children's radio network provides a competitive barrier to others who may attempt to enter this particular field.

     See "Cautionary Statement -- ABC/Disney Litigation" and "-- Competition."

REGULATION

     FCC REGULATION

     Radio stations are subject to the jurisdiction of the FCC under the Communications Act, which empowers the FCC to issue, renew, revoke and modify broadcasting licenses, approve transfers of licenses, regulate the apparatus used by stations, establish areas served by particular stations, assign frequencies, consider concentrations of broadcast control, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose penalties for violations of such regulations, including forfeiture of licenses.

     The Telecommunications Act of 1996 (the "1996 Act") eliminated the limit upon the number of stations that can be under common ownership or control nationally. Local ownership was substantially relaxed according to market size (which will continue to be measured by commercial contour overlap) to permit the following: (1) in markets of 14 or fewer stations: up to 5 total (but no more than half of the stations in the market) and no more than 3 in the same service (AM or FM); (2) 15 to 29 stations: up to 6 total, 4 in the same service; (3) 30 to 44 stations: up to 7 total, 4 in the same service; and (4) over 45 stations: up to 8 total, 5 in the same service.

     The 1996 Act authorized the FCC to override these limits if it determines that the result would be an increase in the number of stations in operation. The 1996 Act also made changes to the licensing scheme for radio stations. Radio standard license terms were extended to 8 years, subject to short-term renewal sanctions where appropriate. A license terminates automatically if a station is silent for one year. The 1996 Act also provided that a station license renewal application must be granted if the FCC finds (a) that the station has served the public interest, (b) the licensee has not committed any serious violations of the Communications Act or FCC rules, and (c) other violations of the Communications Act or rules, taken together, would not constitute a pattern of abuse. Only if the standards are not met, and renewal is denied, may the FCC accept other applications for the forfeited facilities. These procedures apply retroactively to all renewal applications filed after May 1, 1995.

     Under the FCC's attribution rules, interests of parties who have an attributable interest in the Company are counted among the Company's interests in the application of the multiple ownership rules. The FCC requires the attribution of RBLs held by a broadcasting company to its officers, directors and certain holders of its voting securities. Under FCC rules, with certain exceptions, attribution of RBLs occurs when any five percent voting shareholder or officer or director of a broadcasting company directly or indirectly owns, operates, controls or has a five percent voting interest in or is an officer or director of any other broadcasting company. Christopher T. Dahl and Richard W. Perkins hold ownership interests, directorships and/or offices in the Company and in CAC which holds RBLs. Consequently, the RBLs of all companies in which they have attributable interests are aggregated for the purposes of calculating the limitations imposed by the application of the multiple ownership rules. Such ownership could, under current FCC regulations, limit the markets in which the Company could acquire additional RBLs.

     On March 3, 1997, by REPORT AND ORDER in FCC IB Docket 95-91, the Federal Communications Commission adopted service rules for the satellite Digital Audio Radio Service (satellite DARS), which is promised to provide CD-quality nationwide radio service. The service rules apply to two groups of satellite DARS operators: two 12.5 MHz licenses in the 2320-2345 MHz band, which commencing April 1, 1997 will be available for bidding in a closed auction of four applications that have been pending for several years; and two licenses of 5-10 MHz in the Wireless Communications Service (WCS) bands of 2305-2320 MHz and 2345-2350 MHz, which will be available for bidding by the public at an auction scheduled to commence April 15, 1997. The Company is unable to predict the effect, if any, that this form of radio service may have on its future operations.

     The FCC's technical limitations and interference standards determine the number of stations that can be granted licenses. In making initial licensing determinations and in reviewing applications for renewal or transfer of existing licenses under the Communications Act, the FCC considers a number of factors relating to the applicant and each party having an attributable interest in the applicant in order to make a judgment as to whether or not the public interest, convenience and necessity will be served by granting or renewing the application. These factors include financial and character qualifications, employment practices, past record of public service programming and past record of compliance with FCC regulations. The FCC also restricts ownership interests in broadcast stations by a corporation of which any officer or director is an alien or of which more than twenty percent of its capital stock is owned or voted by aliens or their representatives or by any corporation organized under the laws of a foreign company.

     The FCC has deregulated many aspects of the radio industry. The FCC has eliminated or reduced its regulation of radio with regard to licensee responsibilities for the ascertainment of community needs, non-entertainment programming standards, commercial advertising limitations and the recording of certain informational items on a programming log. Several aspects of the FCC's regulatory system (for example, equal time requirements and equal employment opportunity requirements) remain unaffected by these actions.
Even though the FCC has eliminated certain programming guidelines, it continues to monitor radio and television stations to ensure that programming is responsive to the issues confronting a licensee's community. However, licensees are afforded substantial discretion in making programming determinations.

     Radio broadcasting licenses are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. The renewal schedule of broadcasting licenses for the Company's owned or operated radio stations is as follows:

                        KPLS-AM        December 1, 1997
                        KAHZ-AM        August 1, 1997
                        KCNW-AM        June 1, 1997
                        KTEK-AM        August 1, 1997
                        KYCR-AM        April 1, 1997
                        WZER-AM        December 1, 2004
                        WWTC-AM        April 1, 1997
                        KKYD-AM        April 1, 1997
                        KCAZ-AM        June 1, 1997
                        WAUR-AM        December 1, 2004
                        WPWA-AM        August 1, 1998
                        WCAR-AM        October 1, 2004
                        WJDM-AM (1530) June 1, 1998

     Petitions to deny license renewals by which various issues may be raised before the FCC, can be filed by interested parties, including members of the public, and the FCC may itself determine to conduct a hearing in the absence of a formal request by other parties. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity or if a substantial and material question of fact is raised in the renewal application. In recent years, a number of competing applications and formal and informal objections have been filed with respect to broadcast renewal applications. However, the vast majority of all license renewal applications filed with the FCC on behalf of radio stations throughout the country are granted for the maximum statutory term.

     In June 1996, the Company acquired the stock of REI, licensee of radio station WJDM-AM, Elizabeth, New Jersey, which also holds an STA to construct an Expanded Band facility to broadcast at 1660 at 10,000 watts. The FCC recently concluded its rulemaking proceeding relating to Expanded Band allocations, confirming REI as one of the stations receiving such an allocation. The Company's obtaining of a permanent license to broadcast on the Expanded Band frequency is subject to the filing by the Company of a Form 301 with the FCC and approval by the FCC of such application. The Company has reviewed the FCC file maintained by REI and based upon that review and correspondence between the FCC and REI's counsel contained in that file, the Company believes that it will ultimately receive an allocation of an Expanded Band frequency.

     The foregoing is only a brief summary of certain provisions of the Communications Act, the 1996 Act and the regulations of the FCC. Reference is made to the Communications Act, the 1996 Act, FCC regulations and the public notices promulgated by the FCC for further information. Legislation has been introduced from time to time which would amend the Communication Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulation. The Company cannot predict whether any such legislation will be enacted or new or amended FCC regulations adopted or what their effect would be on the Company.

     FRANCHISE REGULATION

     The Federal Trade Commission ("FTC") regulates franchises under the "Franchise Rule," a regulation which sets forth standards for mandating disclosure of information before the sale of a franchise or business opportunity. Additionally, several states regulate various aspects of franchising. The Company has structured its local station affiliation agreements in such a way as to prevent, in the Company's opinion, their characterization as franchise or business opportunity arrangements under various state laws and the FTC Franchise Rule, and thus avoid the cost, delays and other burdens associated with registration and disclosure compliance obligations associated with franchising or business opportunity sales. It is possible that a state agency, the FTC or a court could find that the affiliation agreements constitute franchising or business opportunity sales, in which case the Company could face various sanctions and private litigation. In addition, the affiliation agreements may be subject to state laws in various states regulating the basis and terms upon which dealership and similar agreements may be terminated or not renewed or regulating other aspects of producer-dealer relations. These statutes could impede the Company's ability to terminate a particular affiliation agreement, materially alter the nature and terms of the Company's relationships with its affiliates, or affect other aspects of the Company's dealings with its affiliates. Other such laws may be enacted in the future by both the state and federal governments.

TRADEMARKS AND COPYRIGHTS

     The Company claims trademark rights to and ownership in a number of marks including, but not limited to, RADIO AAHS-REGISTERED TRADEMARK-, RADIO AAHS-REGISTERED TRADEMARK- (words plus design of unicorn), CHILDREN'S SATELLITE NETWORK-TM-, ALL THE GOOD STUFF RADIO DOES-REGISTERED TRADEMARK-, THE ALL-AMERICAN ALARM CLOCK-REGISTERED TRADEMARK-, ALPHABET SOUP-REGISTERED TRADEMARK-, GREAT MUSIC FOR GREAT KIDS-REGISTERED TRADEMARK-, JUST KIDS-REGISTERED TRADEMARK-, RADIO AAHS AIRFORCE-REGISTERED TRADEMARK-, THE EDUCATIONAL, SENSATIONAL RADIO AAHS-REGISTERED TRADEMARK-, AAHS-TM-, AAHSIE-TM-, AVENUE `A'-SM-, FASCINATING FACTS-SM-, THE FUN AND ONLY-TM-, NEWS AAHS IT WAS-SM-, PLANET AAHS RECORDS-REGISTERED TRADEMARK-, PLAYING ALL DAY WITH RADIO AAHS-TM-, RADIO AAHS-TM- (with new logo design), KA'ZOO-TM-, RADIO AAHS-REGISTERED TRADEMARK- COUNTDOWN, Storytime THEATER-SM-, AAHS WORLD RADIO-TM-, AAHS WORLD RADIO AIRFORCE-TM-.

     The Company intends to continue to use these names and marks and to develop other distinctive marks for the radio programming developed by the Company. In addition, the Company intends to protect its radio programming under the copyright laws. No assurance can be given, however, that the Company will be successful in obtaining federal trademark or copyright protection for any of the marks or its programming which are the subject of pending applications.

EMPLOYEES

     As of December 31, 1996, the Company had 204 employees, 107 of whom are full-time. The services of the Chief Operating Officer and Chief Financial Officer and General Counsel are rendered by James G. Gilbertson and Lance W. Riley, respectively, on a shared basis with Community Airwaves Corporation ("CAC"). Executive officers of the Company and certain other corporate employees are employed by RMC and their services are provided to the Company and to CAC under contract for a fee. None of the Company's employees are represented by unions. The Company believes its relations with employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices are located at 724 First Street North, Fourth Floor, Minneapolis, Minnesota. The facility consists of approximately 3,000 square feet and is shared with Radio Management Corporation and Community Airwaves Corporation, both of which are owned by the Company's President and a director, Christopher T. Dahl, another director, Richard W. Perkins, and a shareholder of the Company, Russell Cowles II. The facilities are leased from a partnership consisting of Mr. Dahl, Mr. Perkins and an unaffiliated third party at an annual rent of $54,000.

     The studios and tower site of WWTC and KYCR are located in St. Louis Park, Minnesota. The studio facility consists of approximately 12,000 square feet. The tower site includes four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site is leased from Mr. Dahl at a total annual rent of approximately $114,000, and the studio site is leased from a partnership consisting of Mr. Dahl and Mr. Perkins at an annual rent of approximately $132,000.

     The Company currently lease studio facilities in the following markets, for the purpose of housing certain of its radio stations, upon the general terms set forth below.

     The Los Angeles studio facility consists of approximately 3,422 square feet. The facility is leased at an annual rent of $36,136 and the lease is for a term of three years ending August 1999.

     The New York studio facility consists of approximately 1,700 square feet. The facility is leased at a monthly rent of $1,675 and the lease is on a month-to-month basis.

     The Dallas/Fort Worth studio facility consists of approximately 2,000 square feet. The facility is leased at an annual rent of $35,700 and the lease is for a term of five years ending May 1998.

     The Houston studio facility consists of approximately 2,700 square feet. The facility is leased at an annual rent of $29,700 and the lease is for a term of five years ending July 2001.

     The Milwaukee studio facility consists of approximately 2,400 square feet. The facility is leased at an annual rent of $21,360 and the lease is for a term of five years ending November 1999.

     The Chicago studio facility consists of 322 square feet. The facility is leased at a monthly rent of $600 and the lease is for a term of six months ending May 1997.

     The Company currently leases broadcast tower sites in the following markets, for the purpose of transmitting its broadcast signals, upon the general terms set forth below.

     The Los Angeles tower site is leased at an annual rent of $40,000 and the lease is for a term of nine years ending October 1999.

     The New York tower site is leased at an annual rent of $4,500 and the lease is for a term of fifteen years ending March 2000.

     The Dallas/Fort Worth tower site is leased at a monthly rent of $125 and the lease is on a month-to-month basis.

     The Milwaukee tower site is leased at an annual rent of $2,100 and the lease is for a term of five years ending February 2000.

     The Chicago tower site is leased at an annual rent of $18,000 and the lease is for a term of ten years ending December 2006.



ITEM 3.  LEGAL PROCEEDINGS

     In November 1995, the Company entered into an Operations Agreement with ABC pursuant to which ABC's affiliate development and national advertising sales staffs would augment the Company's efforts to market the Aahs World Radio format to broadcasters and advertisers. On July 25, 1996, ABC notified the Company that ABC would terminate such agreement effective October 24, 1996. Following the termination by ABC of the Operations Agreement, the Company filed a lawsuit in the United States District Court for the District of Minnesota against The Walt Disney Company and ABC for injunctive relief and to recover damages for their alleged attempts to misappropriate the Company's confidential information and trade secrets acquired through their strategic relationship with the Company in order to unfairly compete with the Company in the children's radio market. As a result of the termination by ABC of its Operations Agreement with the Company, the Company has had to rebuild its own affiliate development and national advertising sales staff and is in the process of rebuilding that capability. The Company has commenced rebuilding of its national sales and affiliate development organizations and has hired eight individuals to staff its national sales and affiliate development departments. The Company expects to have its national sales and affiliate development programs in place during the first half of 1997. The Company is, however, unable to determine the full impact of damages it has sustained as a result of the actions by ABC, which are the basis of the Company's claims in the ABC/Disney litigation. Further, there can be no assurance that the Company will be able to rebuild its national sales and affiliate development organizations or that it will prevail in the ABC/Disney litigation or recover any of the damages sought. Such litigation is costly to the Company and legal fees and costs associated with the litigation have reduced and may continue to reduce the Company's working capital. Further, the Company has issued and may in the future issue securities to finance the litigation which could result in substantial dilution to the Company's existing shareholders. On November 15, 1996, the Commission declared effective the Company's Registration Statement on Form S-3 which registered 200,000 shares of Common Stock on behalf of the Company's litigation counsel.

     Except as described above, the Company is not a party to any material proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings before the FCC in connection with the licensing of radio stations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has been included in the Nasdaq National Market under the symbol "AAHS" since February 1996, on the Nasdaq SmallCap Market since May 1993 and on the over-the-counter Bulletin Board ("OTC") from the completion of the Company's public offering in 1992 until that time. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq Stock Market. Share prices have been adjusted to reflect the Company's one-for-two reverse stock split (share combination) effected on January 23, 1996.

            Period                                   High           Low
            ------                                   ----         ------
            1995
              First Quarter. . . . . . . . . . . .   $13          $ 7 1/2
              Second Quarter . . . . . . . . . . .    14           10
              Third Quarter. . . . . . . . . . . .    15 1/4        9 1/4
              Fourth Quarter . . . . . . . . . . .    14 1/4        7 3/4

            1996
              First Quarter. . . . . . . . . . . .   $14          $ 8 1/2
              Second Quarter . . . . . . . . . . .    10 1/2        6 1/4
              Third Quarter. . . . . . . . . . . .     7 7/8        4 5/8
              Fourth Quarter . . . . . . . . . . .     5 7/8        3 1/4

     As of March 3, 1997, the Company had 512 shareholders of record.

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     The holders of the Company's Common Stock are entitled to such dividends as may be declared from funds legally available for such purpose by the Company's Board of Directors in its sole discretion. The Company has never paid a dividend on its common stock and does not anticipate that dividends will be paid in the foreseeable future. To the extent any operating profits are realized, the Company intends to retain the same for operating purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis contains certain forward-looking terminology such as "believes," "anticipates," "expects," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.


GENERAL

     The Company has developed a radio programming format, Aahs World Radio, designed and directed toward pre-teen children and their parents. The Company is developing a network of radio stations, both by acquisition of radio stations and the entry into affiliation agreements with independently-owned radio stations, for the purpose of distributing the Company's Aahs World Radio format. Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. This source will continue to remain a substantial source of revenue for 1997. Network expenses are expected to continue to exceed network revenues through 1997, as the Company must maintain its affiliate support staff and national programming staff. While these costs are not expected to materially increase during this period, they will remain a substantial part of the Company's overall expenses.

     Radio stations frequently barter unsold advertising time for products or services, such as hotels, restaurants and other goods used principally for promotional, sales and other business activities. Barter revenues and expenses are included in the financial presentation below. The revenue and expenses related to barter do not have a material effect on the Company's operating profit in a given period.

     In connection with their audit reports on the Company's financial statements as of and for the years ended December 31, 1995 and 1996, Ernst & Young LLP and BDO Seidman, LLP, the Company's independent auditors as of such dates, expressed substantial doubt about the Company's ability to continue as a going concern because of its recurring losses and negative cash flow from operations.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

          Owned, Operated and LMA Station Revenues:

          Total revenues from the Company's owned, operated and LMA stations increased $13,000 from $4,048,000 in 1995 to $4,061,000 in 1996. Barter revenues decreased $407,000 while non-barter revenues increased $420,000. This non-barter revenue increase resulted from the stations the Company acquired in 1996 (New York, Detroit and Philadelphia) which totaled $152,000, an increase in sales totaling $145,000 from the Kansas City and Minneapolis Aahs World Radio formatted stations, and an increase in sales totaling $123,000 from three of the four non-Aahs World Radio formatted stations (Houston, Kansas City, and Minneapolis).

          Network Revenues:

          Total revenues of $1,594,000 were produced by the network in 1996, an increase of $535,000 or 51% over 1995 revenues. This increase in network revenues is the result of the expanded coverage of the network and the continued acceptance of its format as a viable medium on which to advertise.

          Owned, Operated and LMA Station Expenses:

          General and administrative expenses increased 19% to $2,493,000 for 1996 from $2,104,000 in 1995. Of this increase, $245,000 was due to the addition of the Detroit and New York stations in June 1996 and the Philadelphia station in October 1996 and $128,000 was attributable to increase in compensation expense at previously existing stations.

          Technical and programming expenses decreased $88,000 in 1996 from $1,057,000 in 1995 to $969,000. The technical expenses have decreased as equipment has been upgraded, requiring less maintenance and repair, and programming expenses have been reduced as the Aahs World Radio formatted stations are able to depend more fully on the network to provide their programming needs.

          Sales expenses decreased from $1,795,000 in 1995 to $1,575,000 in 1996, a decrease of 12%, due primarily to the 40% reduction of barter expenses during that time period. The $32,000 increase in non-barter expenses for the period is due to the addition of the Detroit, New York and Philadelphia stations in 1996.

          Network Expenses:

          General and administrative expenses increased $134,000 in 1996 to $885,000 as compared to $751,000 for 1995 due primarily to $225,000 of expense incurred related to the joint operating agreement with ABC/Disney which has now been terminated. Compensation expense decreased $50,000 in 1996 and bad debt expense decreased approximately $100,000.

          Programming expenses increased $248,000 to $885,000 in 1996 compared to $637,000 in 1995 due primarily to the $192,000 increase in line charges related to the implementation of an integrated telephone system designed to enhance programming and encourage active listener participation. There has also been a $75,000 increase in programming salaries and talent fees and a $17,000 reduction in programs and materials expense as the network is able to produce these internally.

          Sales expenses increased 17% from $943,000 in 1995 to $1,106,000 in 1996. These sales expenses relate to both advertising sales and affiliate relations sales. Although sales expenses decreased during the mid year due to the reduction of advertising sales salaries as well as the reduction of travel and lodging expenses as a result of the Company utilizing the ABC advertising team under its joint operating agreement, expenses increased during the latter part of the year as the Company began rebuilding its advertising sales efforts, including hiring staff, providing supplemental training, and increasing travel. Additionally, in the last quarter of 1996, the network implemented a sales development team which assists the newly acquired owned and operated stations in their sales efforts.

          Marketing expenses were $524,000 during 1996 compared to $21,000 in 1995. The Company began developing this department in 1996 and anticipates expenses will remain at current levels of approximately $38,000 per month as it becomes fully operational. During 1996, activities in this category included advertising, research, television spot production and promotion.

          Corporate charges were $2,774,000 in 1996 compared to $1,465,000 in 1995, representing an increase of 89%. This increase is attributable to an increase in outside service fees including $135,000 of investor/media relations expenses, $137,000 of legal and accounting fees related to stock, trademark, employee matters, SEC filings and audits, $150,000 of management fees, and $86,000 of compensation expense. Additionally, as of December 31, 1996 the Company incurred $400,000 of expenses relating to the ABC/Disney litigation. Such litigation is anticipated to be costly and may continue to reduce the Company's working capital. The Company has filed a Form S-3 registering 200,000 shares of common stock to be used to finance this litigation.

          Depreciation and amortization increased to $1,501,000 in 1996 from $937,000 in 1995, due in part to the acquisition of the assets of the Denver station acquired in November 1995, the acquisition of the assets of the Detroit and New York stations acquired in June 1996 and the acquisition of the assets of the Philadelphia station in September 1996.

          In July 1996, the operations agreement with ABC/Disney was effectively canceled and the unamortized value initially ascribed to that warrant, aggregating $2,288,000 was expensed in 1996 (see note 12 to the financial statements).

          Net interest expense for the year decreased $809,000 as a result of the repayment of debt from the proceeds of the public offering.

          The net loss increased 62% in 1996 to $9,868,000 from $6,108,000 in 1995. Consistent with its business plan and network strategy, the Company anticipates that its coverage of the United States will continue to expand during the upcoming year either through affiliation or acquisition of additional radio stations. The Company expects to incur operating losses as such network expansion increases, and that the losses will continue throughout 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, as measured by its working capital, was negative $5,489,000 at December 31, 1996 compared to negative working capital of ($4,421,000) at December 31, 1995. The decrease in net working capital during 1996, was primarily the result of the reclassification of the long-term portion of the Term Loan as the Company did not meet certain restrictive financial covenants contained in the Credit Agreement as of December 31, 1996. The failure to meet these covenants was principally due to the holdback of $4,000,000 by Foothill to be released upon the Company's fulfillment of certain post-closing conditions. On March 27, 1997, Foothill waived its rights pursuant to the December 31, 1996 violations. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at December 31, 1996 aggregating $7,885,000 have been entirely classified as current obligations, even though $6,353,000 of this amount is not scheduled to be repaid until after December 31, 1997. The Company is scheduled to meet with Foothill to discuss the possibility of reviewing the covenant requirements in an effort to avoid future violations. Exclusive of this $6,353,000 reclassification, the Company's net working capital increased from December 31, 1995 to December 31, 1996 by $5,285,000. This increase was the result of the Company receiving net proceeds from a public offering of common stock, repaying approximately $4,500,000 of short term debt and related accrued interest and purchasing RBLs in three markets. At present, the Company has experienced a cash working capital loss of approximately $500,000 per month. The Company expects this loss per month to decrease as it heads into stronger revenue months. Typically, the first quarter is the weakest sales quarter for broadcast entities. The Company anticipates that its network advertising and owned and operated station revenues will continue to fall short of expenses from operations throughout 1997. The Company believes it will need to obtain additional financing by the fall of 1997. During 1996, management engaged investment bankers to explore strategic alternatives (see "Description of Business -- Strategic Relationships"). If the Company is not able to obtain proper financing or financing on terms acceptable to the Company, it may (a) be forced to reduce or terminate its operations, (b) curtail acquisitions or other projects, (c) sell or lease current assets, (d) delay certain capital projects or (e) potentially default on obligations to creditors, all of which would be materially adverse to the Company's operations and prospects.

     The Company purchased the assets of a radio station in the Chicago market in January 1997. This acquisition required approximately $1.6 million of capital at the time of closing.

     The Company entered into an agreement with Foothill Capital Corporation ("Foothill") in November 1996 to address the Company's working capital requirements. The transaction provided the Company with working capital through (a) a $11,500,000 term loan collateralized by the assets of the Company, payable over four years at a rate of 2.75% above prime, (b) a $1,000,000 line of credit secured by the Company's accounts receivable and
(c) a $4,000,000 acquisition facility secured by future assets acquired by the Company. Additionally, the Company granted Foothill a warrant to purchase 50,000 shares of the Company's common stock. The Company was required to pay various service and commitment fees as are standard within the industry. Additionally, at March 15, 1997, the remaining proceeds available under the Term Loan totaling $1,500,000 are being held back by Foothill subject to the Company's completion of certain post-closing conditions which management expects to occur in the second quarter of 1997.

     Part of the Company's strategy for development and expansion of its network includes acquiring and/or operating radio properties in key U.S. markets. Financing will be required to fund future operations and the expansion of its radio network through acquisitions. There can be no assurance that any such financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. The Company is hopeful, however, the above described financing from Foothill will provide the financing needed to implement its strategy. Because the Foothill financing required the Company to grant liens and security interests to the lender in substantially all of the assets of the Company, this financing may limit the Company's ability to incur additional indebtedness in connection with future financings in the event future funding is required by the Company. The Foothill financing also requires the Company to meet various operating covenants and there can be no assurance that the Company will be able to perform in accordance with such covenants. Any additional capital the Company may require may necessitate the sale of equity securities, which could result in significant dilution to the Company's shareholders. Failure of the Company to obtain additional financing when required could materially and adversely affect its acquisition and operational strategy.

     Consolidated cash was $3,370,000 at December 31, 1996 and $587,000 at December 31, 1995, an increase of $2,783,000. The change in cash can be attributed to the cash raised at the completion of the public offering of common stock and through the Foothill financing less the cash used to purchase stations in the Detroit, New York and Philadelphia markets and to pay back debt.

     The Company's children's radio concept is unproven from a commercial viability standpoint. The Company is highly leveraged and substantially all of its assets are subject to the security interest of Foothill. As of December 31, 1996, the Company's consolidated indebtedness approximated 49% of the sum of its shareholders' equity and consolidated indebtedness, assuming performance by the Company of certain post-closing conditions resulting in full funding under the Facilities. Based on current interest rates, the debt service obligations associated with the Credit Agreement necessitate payments of principal and interest of approximately $3,000,000 in 1997. Further, substantially all assets of the Company serve to secure this loan. This degree of leverage increases the Company's vulnerability to adverse general economic and broadcasting industry conditions and to increased competitive pressures, including pressure from better capitalized competitors. Issuance of additional debt, including the debt securities registered pursuant to the Company's Registration Statement on Form S-4 (the "Debt Securities"), would increase this degree of leverage and, therefore, could further increase the Company's vulnerability to such market conditions.
 In the event that the Company should default on its obligations under the Credit Agreement, all or substantially all of its assets would be at risk. There can be no assurance that the Company will be able to repay or refinance such indebtedness when due, or that the Company would be able to sell all or any portion of its assets or raise additional capital to make required payments on maturing indebtedness. An inability to make payments when due or to comply with covenants and restrictions associated with such indebtedness could give Foothill the right to foreclose on properties securing payment obligations, which would have a material adverse effect upon the Company. Further, approximately $1,500,000 of the loan proceeds continues to be held back by Foothill pending performance by the Company of certain post-closing conditions. Part of the Company's strategy for development and expansion of its network includes acquiring RBLs and/or operating radio properties in key U.S. markets. It is the Company's desire to purchase RBLs in each of the top 15 markets; however, there can be no assurance that the Company will be able to complete suitable acquisitions on terms favorable or acceptable to the Company. In the event the Company purchases additional RBLs, the limitations on the Credit Agreement may require the Company to seek additional financing for acquisitions and to fund future operations. There can be no assurance that such additional financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. Additional financing could require the sale of equity securities, which could result in significant dilution to the Company's shareholders.

     Accounts receivable at December 31, 1996 increased $713,000 from $877,000 at December 31, 1995. Prepaid expenses at December 31, 1996 decreased $517,000 from December 31, 1995 while other receivables and inventory increased a total of $124,000. Accounts payable at December 31, 1996 increased $517,000 to $1,267,000 compared to the $750,000 balance at December 31, 1995. Other accrued expenses at December 31, 1996 increased $267,000 from December 31, 1995 and accrued interest decreased $217,000 in 1996. The increased amount of cash used for operations was a result of using the monies received through the Company's public offering of common stock to pay down interest and fund an increase in the Company's cash operating requirements.

     During 1996, $11,178,000 of cash was used for investing activities. This cash was used to purchase stations in the New York, Detroit and Philadelphia markets.

     Cash obtained through financing activities amounted to $19,453,000 during 1996. This cash represents the monies received from the Company's public offering of common stock less the repayment of debt.

SEASONALITY AND INFLATION

     The Company's revenues generally follow retail sales trends, with the fall season (September through December) reflecting the highest revenues for the year, due primarily to back-to-school and holiday season retail advertising and the first quarter reflecting the lowest revenues for the year. The Company does not believe inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
CHILDREN'S BROADCASTING CORPORATION
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . .27
Consolidated Financial Statements
     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29
     Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . . .30
     Statement of Shareholder's Equity . . . . . . . . . . . . . . . . . . . .31
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . .32
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .35

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Children's Broadcasting Corporation

We have audited the accompanying consolidated balance sheet of Children's Broadcasting Corporation as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Broadcasting Corporation at December 31, 1996, and the consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 28, 1997, except for Note 8 which is dated March 27, 1997

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
Children's Broadcasting Corporation

We have audited the accompanying consolidated balance sheet of Children's Broadcasting Corporation as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Broadcasting Corporation at December 31, 1995, and the consolidated results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1995 financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
January 31, 1996

                       CHILDREN'S BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 31,
                                                                           -----------------------------
      ASSETS (NOTES 2 AND 8)                                                    1996              1995
                                                                           ------------      -----------
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .           $  3,370,038      $   587,292
     Accounts receivable, net of allowance for
        doubtful accounts of $93,500 and $71,490, respectively .              1,496,180          804,997
     Accounts receivable - other . . . . . . . . . . . . . . . .                     --           49,576
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . .                190,398          707,689
     Barter activity, net. . . . . . . . . . . . . . . . . . . .                 37,612           23,435
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . .                     --           74,046
                                                                           ------------      -----------
         Total current assets. . . . . . . . . . . . . . . . . .              5,094,228        2,247,035

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .                     --        2,288,141
Property and equipment, net (Notes 4 and 9). . . . . . . . . . .              4,274,931        3,083,769
Broadcast licenses, net (Note 5) . . . . . . . . . . . . . . . .             16,724,653        4,969,573
Intangible assets, net (Note 5). . . . . . . . . . . . . . . . .              2,513,539          738,220
                                                                           ------------      -----------
          Total assets . . . . . . . . . . . . . . . . . . . . .            $28,607,351      $13,326,738
                                                                           ------------      -----------
                                                                           ------------      -----------

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .           $  1,266,492      $   749,742
     Accrued interest. . . . . . . . . . . . . . . . . . . . . .                 84,146          301,389
     Other accrued expenses. . . . . . . . . . . . . . . . . . .              1,000,194          733,371
     Line of credit (Note 7) . . . . . . . . . . . . . . . . . .                164,162               --
     Short-term debt (Note 6). . . . . . . . . . . . . . . . . .                     --        3,650,000
     Short-term debt - officers and directors (Note 6) . . . . .                     --          900,000
     Long-term debt - current portion (Note 8) . . . . . . . . .              8,033,758          297,365
     Obligation under capital lease - current portion (Note 9) .                 34,705           36,173
                                                                           ------------      -----------
          Total current liabilities. . . . . . . . . . . . . . .             10,583,457        6,668,040

Long-term debt, less current portion (Note 8) . . . . . . . .                 1,365,992          872,338
Obligation under capital lease (Note 9). . . . . . . . . . . . .                 70,790           52,847
                                                                           ------------      -----------
          Total liabilities. . . . . . . . . . . . . . . . . . .             12,020,239        7,593,225

Commitments and Contingencies (Notes 2 and 10):

Redeemable convertible preferred stock series
     1993-A (Note 11). . . . . . . . . . . . . . . . . . . . . .                     --        2,246,838

Shareholders' equity (Note 12):
     Common stock. . . . . . . . . . . . . . . . . . . . . . . .                115,966           62,683
     Additional paid-in capital. . . . . . . . . . . . . . . . .             42,775,092       19,491,302
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .            (26,303,946)     (16,067,310)
                                                                           ------------      -----------
          Total shareholders' equity . . . . . . . . . . . . . .             16,587,112        3,486,675
                                                                           ------------      -----------

          Total liabilities and shareholders' equity . . . . . .           $ 28,607,351      $13,326,738
                                                                           ------------      -----------
                                                                           ------------      -----------

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       YEARS ENDED DECEMBER 31,
                                                                       -------------------------
                                                                          1996              1995
                                                                       ------------     -----------
Revenues:
     Owned, operated and LMA stations. . . . . . . . . . . . . .       $ 4,061,055      $ 4,047,534
     Network . . . . . . . . . . . . . . . . . . . . . . . . . .         1,593,883        1,059,011
                                                                       -----------      -----------
          Total revenues . . . . . . . . . . . . . . . . . .             5,654,938        5,106,545

Operating expenses:
     Owned, operated and LMA stations:
          General and administrative . . . . . . . . . . . . . .         2,492,992        2,103,673
          Technical and programming. . . . . . . . . . . . . . .           968,550        1,056,692
          Selling. . . . . . . . . . . . . . . . . . . . . . . .         1,574,869        1,794,676
                                                                       -----------      -----------
                                                                         5,036,411        4,955,041

     Network:
          General and administrative . . . . . . . . . . . . . .           884,652          750,548
          Programming. . . . . . . . . . . . . . . . . . . . . .           885,227          636,811
          Selling. . . . . . . . . . . . . . . . . . . . . . . .         1,105,817          942,650
          Merchandising. . . . . . . . . . . . . . . . . . . . .           523,719           21,223
          Magazine . . . . . . . . . . . . . . . . . . . . . . .           125,542          138,926
                                                                       -----------      -----------
                                                                         3,524,957        2,490,158

     Stock option and stock award compensation . . . . . . . . .                --           24,991
     Corporate . . . . . . . . . . . . . . . . . . . . . . . . .         2,023,936          853,968
     Corporate expenses paid to affiliated
          management company . . . . . . . . . . . . . . . . . .           750,000          600,000
     Amortization and write-off of deferred expenses . . . . . .         2,288,141          103,086
     Litigation settlements. . . . . . . . . . . . . . . . . . .                --           10,570
     Depreciation and amortization . . . . . . . . . . . . . . .         1,500,504          936,822
     Loss on exchange of assets. . . . . . . . . . . . . . . . .                --           31,423
                                                                       -----------      -----------
          Total operating expenses . . . . . . . . . . . . . . .        15,123,949       10,006,059
                                                                       -----------      -----------

Loss from operations . . . . . . . . . . . . . . . . . . . . . .        (9,469,011)      (4,899,514)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .          (604,296)      (1,065,060)
Interest expense - officers and directors. . . . . . . . . . . .           (28,808)        (157,877)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . .           234,236           14,674
                                                                       -----------      -----------
Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(9,867,879)     $(6,107,777)
                                                                       -----------      -----------
                                                                       -----------      -----------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . .           $ (1.99)     $     (2.22)
                                                                       -----------      -----------
                                                                       -----------      -----------
Weighted average number of shares outstanding. . . . . . . . . .         5,149,000        2,815,500
                                                                       -----------      -----------
                                                                       -----------      -----------

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                  COMMON STOCK           ADDITIONAL                       TOTAL
                                                            ------------------------      PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                                               SHARES        AMOUNT       CAPITAL         DEFICIT         EQUITY
                                                            ------------    ---------    -----------    ------------   ------------
Balance at December 31, 1994 . . . . . . . . . . . . . . . .   2,709,041    $  54,180    $12,824,299    $ (9,808,059)   $ 3,070,420
Issuance of common stock upon exercise of options. . . . . .       7,250          145         16,985              --         17,130
Issuance of common stock to employees as compensation. . . .       3,375           67         26,055              --         26,122
Issuance of stock warrants in connection with
  bridge loan financing. . . . . . . . . . . . . . . . . . .          --           --        860,858              --        860,858
Issuance of common stock upon conversion
  of debt and accrued interest . . . . . . . . . . . . . . .     378,985        7,580      3,134,769              --      3,142,349
Issuance of stock options to directors as compensation . . .          --           --         43,125              --         43,125
Issuance of common stock in connection with
  purchase of KKYD - Denver, Colorado. . . . . . . . . . . .      35,573          711        364,296              --        365,007
Issuance of stock warrants in connection
  with marketing agreement . . . . . . . . . . . . . . . . .          --           --      2,220,915              --      2,220,915
Accretion of redeemable convertible preferred stock. . . . .          --           --             --        (151,474)      (151,474)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --             --      (6,107,777)    (6,107,777)
                                                            ------------    ---------    -----------    ------------   ------------
Balance at December 31, 1995 . . . . . . . . . . . . . . . .   3,134,224       62,683     19,491,302     (16,067,310)     3,486,675
Net proceeds from public offering of
  common stock . . . . . . . . . . . . . . . . . . . . . . .   2,200,000       44,000     19,740,497              --     19,784,497
Issuance of common stock upon exercise of options
  and warrants . . . . . . . . . . . . . . . . . . . . . . .      39,536          793        175,550              --        176,343
Issuance of common stock in connection with acquisition
  of WJDM, Elizabeth, New Jersey . . . . . . . . . . . . . .     270,468        5,409      2,494,591              --      2,500,000
Issuance of common stock in connection with acquisition
  of WPWA - Chester, Pennsylvania. . . . . . . . . . . . . .      79,052        1,581        498,419              --        500,000
Issuance of common stock in connection with acquisition
  of WAUR-AM - Sandwich, Illinois. . . . . . . . . . . . . .      75,000        1,500        289,420              --        290,920
Issuance of stock warrants in connection with bridge
  loan financing . . . . . . . . . . . . . . . . . . . . . .          --           --         85,313              --         85,313
Accretion of redeemable convertible preferred stock. . . . .          --           --             --        (368,757)      (368,757)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .          --           --             --      (9,867,879)    (9,867,879)
                                                            ------------    ---------    -----------    ------------   ------------
Balance at December 31, 1996 . . . . . . . . . . . . . . . .   5,798,280    $115,966     $42,775,092    $(26,303,946)   $16,587,112
                                                            ------------    ---------    -----------    ------------   ------------
                                                            ------------    ---------    -----------    ------------   ------------

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEARS ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                           1996                1995
                                                                       ------------         -----------
OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (9,867,879)        $(6,107,777)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Loss on sale of assets. . . . . . . . . . . . . . . . .                 --              31,423
         Provision for doubtful accounts . . . . . . . . . . . .             22,000                   -
         Depreciation and amortization . . . . . . . . . . . . .          1,500,504             936,822
         Net barter activity . . . . . . . . . . . . . . . . . .            (14,177)             11,927
         Stock option and stock award compensation . . . . . . .                 --              24,991
         Amortization and write-off of deferred expenses . . . .          2,288,141             103,086
         Interest expense on bridge loan warrants. . . . . . . .             85,313             697,350
         Decrease (increase) in:
             Accounts receivable . . . . . . . . . . . . . . . .           (713,183)           (138,480)
             Other receivables . . . . . . . . . . . . . . . . .             49,576              (6,586)
             Prepaid expenses. . . . . . . . . . . . . . . . . .            517,291            (352,382)
             Inventory . . . . . . . . . . . . . . . . . . . . .             74,046                 372
         Increase (decrease) in:
             Accounts payable - trade. . . . . . . . . . . . . .            516,750             183,573
             Accrued interest. . . . . . . . . . . . . . . . . .           (217,243)            424,906
             Other accrued expenses. . . . . . . . . . . . . . .            266,823              15,700
                                                                        -----------         -----------
                 Net cash used in operating activities . . . . .         (5,492,038)         (4,175,075)
                                                                        -----------         -----------
 INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . . . . .           (607,471)           (194,285)
   Proceeds from disposal of property and equipment. . . . . . .                 --              27,154
   Sale of radio station . . . . . . . . . . . . . . . . . . . .                 --             700,000
   Acquisition of radio broadcasting
      licenses and certain related assets. . . . . . . . . . . .        (10,309,654)            (46,730)
   Investment in other intangible assets . . . . . . . . . . . .           (261,056)            (39,267)
                                                                        -----------         -----------
             Net cash used in investing activities . . . . . . .        (11,178,181)            446,872
                                                                        -----------         -----------
FINANCING ACTIVITIES:
   Increase in line of credit. . . . . . . . . . . . . . . . . .            164,162                  --
   Repayment of long-term debt . . . . . . . . . . . . . . . . .           (977,237)           (528,456)
   Repayment of capital lease obligation . . . . . . . . . . . .            (29,205)            (41,912)
   Proceeds from issuance of common stock. . . . . . . . . . . .         19,960,840              17,130
   Proceeds from issuance of debt. . . . . . . . . . . . . . . .          8,400,000           4,625,000
   Repayment of short-term debt. . . . . . . . . . . . . . . . .         (5,450,000)                 --
   Redemption of Preferred Stock . . . . . . . . . . . . . . . .         (2,615,595)                 --
                                                                        -----------         -----------
             Net cash provided by financing activities . . . . .         19,452,965           4,071,762
                                                                        -----------         -----------

Increase in cash and cash equivalents. . . . . . . . . . . . . .          2,782,746             343,559
Cash and cash equivalents at beginning of year . . . . . . . . .            587,292             243,733
                                                                        -----------         -----------
Cash and cash equivalents at end of year . . . . . . . . . . . .       $  3,370,038         $   587,292
                                                                        -----------         -----------
                                                                        -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest. . . . . . . . . . . .       $    696,347         $    66,642
                                                                        -----------         -----------
                                                                        -----------         -----------

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the year ended December 31, 1996:

    The Company recognized revenues of $640,903 and expenses of $626,726 through barter activity.

    The Company issued 424,520 shares of common stock valued at $3,290,920 and incurred a covenant not-to-compete liability with an estimated net present value of $1,072,284 related to the acquisition of radio broadcast licenses and property and equipment.

    The Company incurred capital lease liabilities totaling $45,680 and a note payable of $250,000 related to the acquisition of property and equipment.

    The Company's redeemable convertible preferred stock accreted $368,757 during the year.

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
During the year ended December 31, 1995:

  The Company recognized revenues of $1,027,587, incurred expenses of $1,039,514 and sold $10,467 of goods through barter activity.

  The Company granted 3,375 shares to a key employee of the Company under a 1994 agreement. The Company accrued $23,944 during 1994 for this grant and incurred an additional $17,400 of expense in 1995.

  The Company granted options to purchase 11,250 shares of common stock to directors of the Company. An expense of $43,125 was recognized due to the exercise price of the option being below market price on the date of grant.

  The Company issued warrants to purchase 593,541 shares of common stock in conjunction with obtaining Bridge Loan financing. A value of $860,858 was assigned to these warrants.

  The Company's redeemable convertible preferred stock accreted $151,474 during the year.

  The Company converted $3,142,349 of debt and accrued interest to equity.

  Warrants to purchase 1,088,684 shares of common stock, valued at $2,220,915, were issued in exchange for a joint operations agreement.

  The litigation settlements accrued for during 1994 were reclassed to long-term debt as a result of the amendment signed during 1995.

  The Company issued 35,573 shares of its common stock valued at $365,007 and assumed notes payable of the seller totaling $520,838 in connection with the acquisition of radio broadcast licenses and certain related assets.

  The Company incurred capital lease liabilities totaling $62,514 and a note payable of $17,115 in exchange for equipment.

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Description of Business:

            Children's Broadcasting Corporation (the "Company") is a full-time national broadcaster of children's radio programming in the United States. The Company develops, produces and distributes programming that is entertaining and informative and directed to the interests and radio listening patterns of pre-teenage children and their families. The Company's Radio AAHS format provides 24-hour programming featuring music, stories, call-in segments, quizzes and current events features. The programming varies by time of day in order to attract that component of its prospective audience most likely to be listening. The programming originates at the Company's flagship station, WWTC in Minneapolis, and is distributed via satellite to a network of radio stations around the country, which includes stations owned or operated by the Company as well as affiliated stations owned by third parties.

          Consolidated Financial Statements:

            The financial statements include the accounts of the Company and all wholly-owned subsidiaries. All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

          Cash and Cash Equivalents:

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          Property, Equipment and Intangible Assets:

            Property, equipment and intangible assets are stated at cost. Depreciation and amortization are computed using the straight-line method and are charged to expense based upon the estimated useful lives of the assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance are expensed as incurred.

          Revenue:

            The Company reports revenue net of commissions withheld by advertising agencies.

          Barter Transactions:

            Included in revenues and expenses are nonmonetary transactions arising from on-air advertising time bartered by the Company for certain goods and services.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Barter Transactions (continued):

            Revenue from such "barter" transactions is based on the fair market value of the goods and services received, and is recognized when the related advertisements are broadcast. Expense or capitalization related to the usage of such goods and services is recognized when they are used or placed in service.

            The following represents the barter activity for the respective years:

            Barter activity, net - January 1, 1995           $    45,829
               Barter revenues                                 1,027,587
               Barter expenses                                (1,039,514)
               Sale of station WDCT                              (10,467)
                                                             -----------

            Barter activity, net - December 31, 1995              23,435
               Barter revenues                                   640,903
               Barter expenses                                  (626,726)
                                                             -----------

            Barter activity, net - December 31, 1996         $    37,612
                                                             -----------
                                                             -----------
          Net Loss Per Share:

            Net loss per share is computed based on the weighted average number of shares outstanding during the period. Outstanding options and warrants are not considered as their effect would be anti-dilutive.

          Reverse Stock Split:

            On January 11, 1996, the Company's Board of Directors approved a one-for-two reverse stock split of the Company's common stock effective January 23, 1996, and simultaneously approved an increase of the par value of the common stock to $.02 per share. Accordingly, all share, per share, weighted average share, stock option and stock warrant information has been restated to reflect the split.

          Income Taxes:

            The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax basis of assets and liabilities.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Concentration of Credit Risk:

            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Accounts receivable arise from sale of on-air advertising time to the Company's customer base located throughout the network broadcast area. The Company performs ongoing credit evaluations of its customers' financial condition, and generally requires no collateral from its customers. The Company's credit losses are subject to general economic conditions of the various retail and services provider industries represented in its customer base.

          Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          New Pronouncements:

            Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The adoption of this standard did not have an impact on the Company's financial position or results of operations.

            Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a new, fair value-based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method for preparing basic financial statements, SFAS No. 123 requires disclosures in the footnotes of pro forma net earnings and earnings per share information as if the fair value-based method had been adopted.

          Reclassifications:

            Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:   CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

            During 1996, the Company incurred a net loss of $9,867,879 and a negative cash flow from operations of $5,492,038, resulting in a working capital position of negative $5,489,229 and an accumulated deficit totaling $26,303,946 at December 31, 1996. Given these circumstances and the Company's expected working capital losses in 1997, additional capital will be necessary to sustain the Company's operations.

            In this regard, management has continued its efforts to secure the funding holdbacks of the finance company term note payable which totaled $4,000,000 at December 31, 1996. In February 1997, the Company received an additional $2,500,000 of the term loan while $1,500,000 continues to be held back at February 28, 1997 (Note 8). During 1996, management also engaged investment bankers to explore strategic alternatives. These investment bankers continue to hold discussions with various potential strategic partners with a view toward entering into various joint venture, sale or merger transactions.

            Management believes the amount of cash required by the Company's operations will decline in 1997 as a result of increased advertiser acceptance of its children's radio format. Further, management believes that this decline in operating cash requirements when combined with proceeds from the finance company term loan and from potential transactions resulting from its investment banker relationships will allow for adequate funding of the Company's cash requirements through December 31, 1997, although no assurance regarding the success of these efforts can be provided at this time.


            In the event that management's plans as described above are not successful, the Company may be forced to curtail acquisitions or other projects, sell or lease current assets, delay certain capital projects, or be forced to reduce its operations. The consolidated financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

NOTE 3:   ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS

          KKYD-AM, Denver, Colorado:

            In October 1994, the Company signed an agreement to operate KKYD-AM radio station under a Local Programming and Marketing Agreement (LMA) for a period of five years beginning November 1, 1994. Under the LMA, monthly payments of $7,900 are made by the Company to cover the operating expenses of the station.
            The Company operated the station under the LMA agreement until November 1, 1995, when the Company executed a previously signed asset purchase agreement. The consideration for the acquisition aggregated $932,575 consisting of cash payments totaling $46,730, the assumption of two notes payable of the seller in the amounts of $465,000 and $55,838, and the issuance of 35,573 shares of common stock valued at $365,007. The $932,575 purchase price was allocated based upon the estimated fair market value of the assets acquired, consisting of a broadcast license of $819,495 a covenant not-to-compete of $55,838 and property and equipment totaling $57,242.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:   ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS
          (CONTINUED)

          KCAZ-AM, Mission, Kansas:

            In September 1994, the Company signed an agreement to operate KCAZ-AM radio station under an LMA for a period of five years beginning October 1, 1994. Under the LMA, monthly payments of $8,200 are made by the Company to cover the operating expenses of the station. If these payments are not sufficient to cover operating expenditures, additional amounts are paid. No additional amounts were paid during the years ended
            December 31, 1996 and 1995.

          WJDM-AM, Elizabeth, New Jersey:

            In June 1996, the Company acquired all of the issued and outstanding shares of common stock of Radio Elizabeth, Inc. which holds the radio broadcast license for WJDM-AM and a special temporary authorization for an expanded band radio frequency. The consideration for the acquisition aggregated $11,580,000 consisting of 270,468 shares of common stock valued at $2,500,000, cash payments totaling $7,580,000 and payments totaling $1,500,000 pursuant to a ten year covenant not-to-compete agreement. The $11,580,000 purchase price and related acquisition expenses incurred of $227,784 were allocated based upon the fair market value of the assets acquired, consisting of broadcast licenses of $10,179,984, property and equipment aggregating $140,000, and a covenant not-to-compete of $1,072,284 based upon the net preset value of the payments due under the agreement.

            During the period February to June 1996, the Company operated the station on behalf of the seller pursuant to a LMA. Additionally, the Company has agreed to allow the seller to continue operation over the existing licensed frequency pursuant to a LMA for so long as dual broadcast operations over the original and expanded band frequencies are allowed by the FCC, up to a maximum of five years, for nominal consideration.

          WCAR-AM, Livonia, Michigan:

            In June 1996, the Company acquired the radio broadcast license and certain other assets of the radio station WCAR-AM for $1,500,000 in cash. The purchase price and acquisition expenses incurred of $70,920 were allocated based upon the fair market value of the assets acquired consisting of a broadcast license of $1,251,360 and property and equipment totaling $319,560.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:   ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS
          (CONTINUED)

          WPWA-AM, Chester, Pennsylvania:

            In September 1996, the Company acquired the radio broadcast licenses and certain other assets of the radio station WPWA-AM. The consideration for the acquisition aggregated $1,320,000 consisting of 79,052 shares of common stock valued at $500,000 and cash payments totaling $820,000. The purchase price and related acquisition expenses incurred of $17,750 were allocated based upon the fair market value of the assets acquired consisting of a broadcast license of $923,200 and property and equipment totaling $414,550.

          WAUR-AM, Sandwich, Illinois:

            In September 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station WAUR-AM. The consideration for the acquisition aggregated $3,900,000 consisting of cash payments totaling $2,000,000, a $1,400,000 note payable and payments totaling $500,000 pursuant to a ten year covenant not-to-compete agreement. During 1996, the Company satisfied a portion of the purchase price by issuing 75,000 shares of its common stock valued at $290,920 and making a cash payment of $81,000. Subsequently, the acquisition was completed in January, 1997.

          KMUS-AM, Muskogee, Oklahoma:

            On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS-AM for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051 shares of common stock to the seller in exchange for a subscription note receivable of $400,000 which bears interest at a variable rate (11.0% at January 11, 1997). The Company expects that the seller will satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3:   ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS
          (CONTINUED)

          The unaudited pro forma results of operations which follow assume that the acquisitions of WJDM-AM, WCAR-AM and WPWA-AM had occurred at January 1, 1995. In addition to combining the historical results of operations of the Company and the acquired businesses, the pro forma calculations include adjustments for the estimated effect on the historical results of operations for depreciation, interest and issuance of common stock related to the business acquisitions.

                                                 1996           1995
                                            ------------    -----------

            Revenues                        $  6,086,647    $ 5,926,900
            Loss from operations              (9,787,680)    (5,484,798)
            Net Loss                         (10,149,348)    (6,693,061)
            Net loss per share                     (1.82)         (1.56)
            Weighted average number of
              shares outstanding               5,570,000      4,287,500


          The unaudited proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1995 or of future results of operations of the consolidated entities.



NOTE 4:   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31:

                                                                                 ESTIMATED
                                                                                USEFUL LIFE
                                                     1996           1995         IN YEARS
                                                  ----------     ----------     -----------

          Land . . . . . . . . . . . . . . .      $  568,462     $  241,966
          Buildings. . . . . . . . . . . . .         742,962        215,313          30
          Studio and broadcast equipment . .       2,162,022      1,745,346        5-10
          Towers . . . . . . . . . . . . . .         943,328        741,668          13
          Office equipment . . . . . . . . .       1,102,632        909,491           5
          Leasehold improvements . . . . . .         211,998        150,269           5
          Equipment under capital leases . .         172,391        126,711           5
                                                  ----------     ----------
                                                   5,903,795      4,130,764
          Less accumulated depreciation. . .       1,628,864      1,046,995
                                                  ----------     ----------

          Property and equipment, net. . . .      $4,274,931     $3,083,769
                                                  ----------     ----------
                                                  ----------     ----------



          Depreciation expense, including that on equipment under capital leases, was $586,901 and $510,035 for the years ended
          December 31, 1996 and 1995, respectively.

          Accumulated depreciation on the equipment under capital leases was $65,567 and $37,975 at December 31, 1996 and 1995,
          respectively.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:   INTANGIBLE ASSETS

          Intangible assets consisted of the following at December 31:

                                                                                 ESTIMATED
                                                                                USEFUL LIFE
                                                     1996           1995         IN YEARS
                                                 -----------    ----------     -----------
          Broadcast license. . . . . . . . .     $17,671,494     $5,301,609          20
          Less accumulated amortization. . .         946,841        332,036
                                                 -----------     ----------
          Broadcast licenses, net. . . . . .     $16,724,653     $4,969,573
                                                 -----------     ----------
                                                 -----------     ----------

          Trademarks and tradenames. . . . .     $   443,380     $  443,380           6
          Non-compete agreement. . . . . . .       1,619,755        547,471        2-10
          Other. . . . . . . . . . . . . . .       1,110,615        132,542           5
                                                 -----------     ----------
                                                   3,173,750      1,123,393
          Less accumulated amortization. . .         660,211        385,173
                                                 -----------     ----------
          Intangible assets, net . . . . . .     $ 2,513,539     $  738,220
                                                 -----------     ----------
                                                 -----------     ----------

          Amortization expense related to the intangible assets totaled $913,603 and $426,787 for the years ended December 31, 1996 and 1995, respectively.


NOTE 6:   SHORT-TERM DEBT

          Short-term debt consisted of the following at December 31:

                                                                      1996         1995
                                                                   ----------   ----------
          Bridge Loan Series I, interest at 10%. . . . . . .             --     $1,250,000
          Bridge Loan Series II, interest at 10% . . . . . .             --        400,000
          Note payable, interest at 8% . . . . . . . . . . .             --        500,000
          Note payable to a director of the Company,
            interest at 10%. . . . . . . . . . . . . . . . .             --        900,000
          Note payable, interest at 10%. . . . . . . . . . .             --        500,000
          Note payable, interest at 10%. . . . . . . . . . .             --      1,000,000
                                                                   ----------   ----------
                                                                 $       --   $  4,550,000
                                                                   ----------   ----------
                                                                   ----------   ----------

          In January 1996, the Company borrowed $750,000 pursuant to a promissory note with interest at 6%. Additionally, in March 1996, the Company borrowed $150,000 from a director of the Company pursuant to a promissory note with interest at 10%. All amounts due under short-term notes payable were repaid in March 1996 after the completion of a public offering of the Company's common stock.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7:   LINE OF CREDIT

          In November 1996, the Company obtained a discretionary line of credit pursuant to the finance company credit agreement (Note 8). The line of credit is limited to the lessor of $1,000,000 or a percentage of accounts receivable. At December 31, 1996, the maximum credit available was approximately $780,000 of which $615,838 was unused. Interest is charged at a variable rate (11.0% at December 31, 1996).

NOTE 8:   LONG-TERM DEBT

          Long-term debt consisted of the following at December 31:

                                                                         1996           1995
                                                                      ----------     ----------
          Term note payable pursuant to the finance
          company credit agreement, interest at a
          variable rate (11.0% at December 31, 1996),
          payable in monthly installments of $220,100
          plus applicable interest beginning June 1997
          through November 2000 when the remaining
          balance is payable in full. Due to the
          recurring requirement to meet certain
          restrictive financial covenants, this entire
          indebtedness is classified as current at
          December 31, 1996. . . . . . . . . . . . . . . . . . .      $7,885,000     $       --


          Covenant not-to-compete, non-interest bearing,
          payable in quarterly installments of $37,500
          through June 2006, less unamortized discount
          at 9.25% ($390,514 at December 31, 1996).. . . . . . .       1,034,486             --

          Note payable due to a bank, interest at 9.25%,
          payable in monthly installments of principle
          and interest totaling $2,164 through
          September 2021, secured by the real property
          of station KKYD-AM in Denver.. . . . . .                       249,414             --

          Note payable bearing interest at 9%, payable in
          annual installments totaling $30,000 through May
          2000 when the remaining balance is payable in full.
          The note payable is secured by substantially all
          corporate assets and real property owned by the
          majority shareholder.. . . . . . . . . . . . . . . . .         120,471        138,047

          Various unsecured installment notes payable,
          bearing interest from 0% to 8.5% and due at various
          maturities through September 2001. . . . . . . . . . .         103,903        183,467

          Various secured installment notes payable, bearing
          interest from 8.4% to 9.25% and due at various
          maturities through November 1997.. . . . . . . . . . .           6,476         27,660

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:   LONG-TERM DEBT (CONTINUED)

                                                                         1996           1995
                                                                      ----------     ----------

          Covenants not-to-compete bearing interest at 7%.
          The obligations were repaid after completion of
          the finance company note payable . . . . . . . . . . .              --        420,529

          Note payable bearing interest at 9.75%.  The note
          payable was repaid after completion of the finance
          company note payable.. . . . . . . . . . . . . . . . .              --        400,000
                                                                      ----------     ----------
                                                                       9,399,750      1,169,703
          Less current portion . . . . . . . . . . . . . . . . .       8,033,758        297,365
                                                                      ----------     ----------
          Long-term debt, less current portion . . . . . . . . .      $1,365,992     $  872,338
                                                                      ----------     ----------
                                                                      ----------     ----------

          In November 1996, the Company entered into an agreement with a finance company (the "Credit Agreement") under which three credit facilities (the "Facilities") were established. The Facilities include a $11,500,000 term note payable, a $1,000,000 line of credit (Note 7), and a $4,000,000 acquisition facility which was unused at December 31, 1996. The Facilities mature on November 26, 2000 and are subject to certain restrictive covenants. The restrictive covenants include, but are not limited to, the following: the Company may incur additional indebtedness or liens on its assets only under specified circumstances, must maintain the principle nature of its business, cannot dispose of significant assets, must maintain stockholders equity of at least $14,100,000, must maintain working capital of at least $2,000,000, and may not make capital expenditures in excess of $1,250,000 during 1997. As of December 31, 1996, the Company had not met certain of the covenant requirements; however, on March 27, 1997, the finance company waived its rights pursuant to these violations. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or the finance company agrees to waive its rights to such potential future covenant violations.
          The finance company would not provide the Company with such a waiver and accordingly, the Company has reflected all related outstanding debt as a current liability on the accompanying consolidated balance sheet. The Company's indebtedness under the Facilities is secured by substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock and by a guarantee of its subsidiaries. Approximately $4,000,000 of the term note payable proceeds were held back by the finance company pending performance by the Company of certain post-closing conditions. In February 1997, the Company satisfied certain of these conditions and received an additional advance of $2,500,000 while $1,500,000 continues to be held back at February 28, 1997.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:   LONG-TERM DEBT (CONTINUED)

          Future maturities of long-term debt, including classification of the entire term note payable to the finance company
          (aggregating $7,885,000 at December 31, 1996) as a current obligation, are as follows:

               Year ending December 31:
                    1997 . . . . . . . . . .      $8,033,758
                    1998 . . . . . . . . . .         141,241
                    1999 . . . . . . . . . .         134,752
                    2000 . . . . . . . . . .         173,113
                    2001 . . . . . . . . . .         109,040
                    Thereafter . . . . . . .         807,846
                                                  ----------
                                                  $9,399,750
                                                  ----------
                                                  ----------
          The Company believes that the carrying value of the debt approximates its fair market value at December 31, 1996, as the Company's borrowing rate has not changed substantially since the issuance of the debt.

NOTE 9:   OBLIGATIONS UNDER CAPITAL LEASES

          The Company leases certain computer equipment under capital leases expiring through October 2001. Future minimum lease payments for each of the next five years are as follows:

               Year ending December 31:
                    1997 . . . . . . . . . . . . . . . . . . .     $    49,012
                    1998 . . . . . . . . . . . . . . . . . . .          35,593
                    1999 . . . . . . . . . . . . . . . . . . .          29,754
                    2000 . . . . . . . . . . . . . . . . . . .          13,627
                    2001 . . . . . . . . . . . . . . . . . . .          11,955
                                                                   -----------
               Total minimum lease payments. . . . . . . . . .         139,941
               Less amount representing interest . . . . . . .         (34,446)
                                                                   -----------
               Present value of net minimum lease payments . .         105,495
               Less current portion. . . . . . . . . . . . . .         (34,705)
                                                                   -----------
               Long-term portion . . . . . . . . . . . . . . .     $    70,790
                                                                   -----------
                                                                   -----------

NOTE 10:  COMMITMENTS AND CONTINGENCIES

          Operating Leases and Other Commitments:

            The Company leases office, broadcast space and a transmitter site from related parties, including the Company's majority shareholder. Other commitments include office equipment, satellite transmission rights, local programming and marketing agreements, license agreements and similar type contracts.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10:  COMMITMENTS AND CONTINGENCIES (CONTINUED)
          Operating Leases and Other Commitments: (Continued)

            Future minimum lease and other commitment payments are as follows for the years ending December 31:


                                  RELATED          THIRD
                                  PARTIES         PARTIES           TOTAL
                               ----------       ----------       ----------
                   1997        $  284,000       $  534,145       $  818,145
                   1998           300,000          384,467          684,467
                   1999           313,000          269,006          582,006
                   2000           324,000           79,651          403,651
                   2001           280,000           65,751          345,751
                               ----------       ----------       ----------
                               $1,501,000       $1,333,020       $2,834,020
                               ----------       ----------       ----------
                               ----------       ----------       ----------

            Total rent expense was $792,069 and $571,765 for the years ended December 31, 1996 and 1995, respectively. Rent expense to related parties during those same years was $244,518 and $148,403, respectively.

          Litigation Settlements:

            In February 1995, the Company settled two separate employment disputes. One settlement requires the Company to pay $67,000 in cash and allow the exercise of options to purchase 2,500 shares of the Company's common stock. The second settlement requires the Company to pay $40,000 in cash, to deliver common stock with a total value of $117,000 as of the settlement date and to issue a $77,000 note, payable over two years.

            During 1995, the Company completed performance of the first settlement agreement. The second agreement was amended to require the Company to issue two $42,000 non-interest bearing notes payable over two years beginning April for 1995, to issue an $85,000 note with interest at 8.5% interest payable over three years beginning August 1, 1995 and a $78,500 note with interest at 8% payable over five years beginning October 1, 1995. Additional expense of $10,570 was recognized during 1995 ad a result of this amendment.

          AAHS Children's Foundation:

            In December 1994, the AAHS Children's Foundation was incorporated and the Company's board of directors authorized the contribution of 25,000 shares of the Company's common stock to capitalize the Foundation. No shares have been issued as of December 31, 1996. A contribution expense will be recorded for the fair market value of the shares on the date the shares are actually issued.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Pending Litigation:

            Following the termination of the ABC Radio Network's Joint Operations Agreement (Note 12) by ABC, the Company filed a lawsuit against The Walt Disney Company and ABC for relief and to recover damages for their alleged attempts to misappropriate the Company's confidential information and trade secrets acquired through their strategic relationship with the Company in order to unfairly compete with the Company. There can be no assurance that the Company will prevail in this litigation or recover any of the damages sought. Additionally, the Company authorized the issuance of up to 200,000 shares of the Company's common stock for payment of the legal fees associated with this litigation, none of which were issued at December 31, 1996.

          Transaction Commissions:

            During 1996, the Company has entered into agreements with two brokers whereby the brokers will receive a commission in the event of the completion of certain defined financing, radio station sale, and strategic partnership transactions with specified parties. As of December 31, 1996, no amounts were due under the agreements.

          401(k) Savings/Profit-Sharing Plan

            The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There have been no Company contributions in 1996 or 1995.

NOTE 11:  REDEEMABLE CONVERTIBLE PREFERRED STOCK

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11:  REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

          On August 23, 1994, the Company issued 290,213 shares of redeemable convertible preferred stock in partial payment for acquiring certain assets and liabilities of Orange County Broadcasting Corporation. This stock was redeemed in November 1996 for consideration totaling $2,615,595 utilizing funds received in connection with the Company's finance company note payable (Note 8). For financial reporting purposes, the preferred stock had been discounted from its stated value of $10 per share at the redemption date, originally five years from the date of issuance to its present value using a discount rate of 7%. Prior to the redemption, this balance had been accreted to its stated value over the original five-year nonredeemable period.

NOTE 12:  SHAREHOLDERS' EQUITY

          Common Stock:

            The Company has authorized 50,000,000 shares of common stock at $.02 par value. The Company has issued 5,609,239 voting shares of which 5,609,239 and 2,945,183 are outstanding at December 31, 1996 and 1995, respectively, and 189,041 nonvoting shares of which all are outstanding at December 31, 1996 and 1995, respectively.

          Public Securities Offering:

            In March 1996, the Company issued 2,200,000 shares of its common stock at a price of $10 per share resulting in proceeds net of commission and other direct expenses (aggregating $2,215,503) of $19,784,497. Additionally, the direct public offering expenses include payment of $100,000 to a corporation related through common control as a bonus to that company for the contributions its employee made towards the successful completion of the offering.

          Incentive and Non-Qualified Stock Options Plans:

            The Company established a stock option plan in 1991 to provide incentives to employees whereby 100,000 shares of the Company's common stock have been granted. The options are exercisable on the date of grant and are generally valued at the fair market value of the stock on the date of grant. The options expire on various dates through January 2005.

            During 1991, the Company also established a plan to grant non-qualified stock options to key employees and directors of the Company. These options become exercisable through 1996 and expire through July 2003.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12:  SHAREHOLDERS' EQUITY (CONTINUED)
          Incentive and Non-Qualified Stock Options Plans (Continued)

            In March 1994, the board adopted the 1994 Stock Option Plan whereby 1,000,000 shares of the Company's common stock have been reserved. The options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options vest over a three year period and expire through December 2001.

            In May 1994 the board adopted the 1994 Director Stock Option Plan whereby 125,000 shares of the Company's common stock have been reserved. The plan provides for automatic grants of non-qualified options to purchase 3,750 shares to outside directors upon first becoming a director and an additional 3,750 shares upon each anniversary of the original grant. The shares become exercisable one year from the date of grant and expire five years thereafter.

            In May 1996 the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 1996.

            A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:




                                               1996                               1995
                                   ------------------------------     ---------------------------
                                                 Weighted-Average                Weighted-Average
Plan Option                          Shares       Exercise Price       Shares     Exercise Price
-----------                        ----------  ------------------    ----------  ----------------
Outstanding at beginning of year      570,316            $ 6.71          363,816         $5.70
Granted                               831,015              5.24          213,750          8.29
Exercised                             (21,782)             7.94           (7,250)         2.36
Forfeited                             (35,743)             7.36               --            --
                                    ---------                            -------

Outstanding at end of year          1,343,806              5.74          570,316          6.71
                                    ---------                            -------
                                    ---------                            -------
Options exercisable at year end       436,425              6.33          325,400          5.79
Weighted-average fair value of
 options granted during the year        $2.56                              $4.50


          The following table summarizes information about stock options outstanding at December 31, 1996:


                               Options Outstanding                        Options Exercisable
                 -------------------------------------------------   -----------------------------
                   Number      Weighted-Average                        Number
   Range of      Outstanding     Remaining         Weighted-Average  Exercisable  Weighted-Average
Exercise Prices  at 12/31/96   Contractual Life     Exercise Price   at 12/31/96   Exercise Price
---------------  -----------  -----------------    ----------------  -----------  ----------------
$2.00 to 4.99       525,781       3.9 years              $3.22         143,766         $2.35
 5.00 to 7.99       479,775       3.9 years               6.43         108,525          7.45
 8.00 to 12.76      338,250       3.5 years               8.71         184,134          8.77
                 -----------                                         -----------
 2.00 to 12.76    1,343,806       3.8 years               5.74         436,425          6.33
                 -----------                                         -----------
                 -----------                                         -----------


          Included in the table above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance based options is presented below:




                                            1996                            1995
                                      ----------------------------    -----------------------------
                                                 Weighted-Average                 Weighted-Average
Performance Options                   Shares      Exercise Price       Shares      Exercise Price
-------------------                   --------  ------------------    ----------  -----------------
Outstanding at beginning of year       183,125           $7.43            8,750           $7.70
Granted                                  2,500            8.38          183,125            7.43
Exercised                                   --              --              --               --
Forfeited                              (25,000)           7.26           (8,750)           7.70
                                      --------                        ----------
Outstanding at end of year             160,625            7.60          183,125            7.43
                                      --------                        ----------
                                      --------                        ----------
Options exercisable at year end         50,000            7.70               --              --
Weighted-average fair value of
 options granted during the year       $4.02                            $4.93



          As of December 31, 1996, the performance options outstanding under the Plans have exercise prices between $7.26 and $8.38 and a weighted-average remaining contractual life of 4.9 years.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  SHAREHOLDERS' EQUITY (CONTINUED)

          Incentive and Non-Qualified Stock Options Plans (Continued)

            FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield for each year; expected volatility of 70.2 and
            66.1 percent; risk-free interest rates of 6.0 and 7.2 percent.

            Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      1996            1995
                                                  -----------    -----------
            Net loss:
              As reported                         $(9,867,879)   $(6,107,777)
              Pro forma                           (11,996,781)    (7,070,490)

            Net loss per share:
              As reported                               (1.99)         (2.22)
              Pro forma                           $     (2.40)   $     (2.56)


          Affiliate Warrant Program:

            In 1994, the Company implemented a program whereby the Company could grant warrants to affiliates carrying its programming and has reserved 375,000 shares of its common stock for issuance under this program. Warrants are to be granted to affiliates based upon number of persons within the affiliate's area (coverage). Warrants are issued to purchase 500 shares of common stock for a specified coverage area. The warrants vest in one-third increments upon the first three anniversary dates of entry into an affiliation agreement, contingent upon such affiliates having carried the Company programming for at least 18 hours per day for the preceding year as specified in the affiliation agreement. The warrants expire two years following full vesting. This program qualifies as a performance based warrant program under which performance expense will be measured at each anniversary date. During 1995, warrants have been issued to purchase 25,000 shares of common stock under this program at an exercise price of $8.00.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  SHAREHOLDERS' EQUITY (CONTINUED)

          Sponsor Partnership Warrant Program:

            In 1994, the Company reserved 250,000 shares of its common stock under a program to grant warrants to qualified sponsors committing to a three year advertising program. This commitment must be renewed in years two and three in order for the warrants to vest. This program qualifies as a performance based warrant program under which an expense will be measured as the warrants vest. No warrants have been issued under this program.

          Short Term Debt Conversion:

            During 1995, Bridge Loan Series I Notes totaling $1,250,000 were converted into 156,250 shares of common stock, and Bridge Loan Series II Notes totaling $1,100,000 were converted into 137,500 shares of common stock by exercising warrants with a stated exercise price of $8.00. The accrued interest on these Bridge Loan Notes of approximately $240,000 was converted into 30,003 shares of common stock based on a conversion price of $8.00 per share. In addition, unsecured promissory notes totaling $525,000 and accrued interest of $27,320 were converted into 55,232 shares of common stock based on a conversion price of $10.00 per share.

          Warner Music Agreement:

            In June 1994, the Company entered into an agreement with Warner Music Enterprises, Inc. under which the Company granted an exclusive license to manufacture, market and distribute a Radio AAHS Magazine and compact disc. Upon signing this agreement, the Company granted Warner Music Enterprises, Inc. warrants to purchase 100,000 shares of the Company's common stock at $7.64 per share. In November 1995, Time Warner announced the closing of Warner Music Enterprises, the division responsible for producing the Radio AAHS magazine resulting in the 1996 cancellation of the warrants.

          ABC Radio Networks Joint Operations Agreement:

            In November 1995, the Company entered into an agreement with ABC Radio Networks, Inc. pursuant to which ABC's affiliate development and national advertising sales staffs were to add the AAHS format to their inventory, assisting the Company in marketing the format to broadcasters and advertisers. The ABC Agreement also provided for a cooperative effort in developing sales, marketing and research programs. In consideration for entering into the Joint Operations Agreement and providing services to the Company, ABC received a payment of $25,000 per month and a warrant to purchase 1,088,684 non-voting shares of common stock. The value of these warrants was determined to be approximately $2,221,000 using the Black Sholes Pricing Model. Approximately $606,000 and $96,500 was charged to operations during the period January to July 1996 and in

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  SHAREHOLDERS' EQUITY (CONTINUED)

          ABC Radio Networks Joint Operations Agreement (continued):

            1995, respectively. In July 1996, ABC notified the Company of its intent to terminate the agreement and the remaining balance of $1,518,500 was written-off and the warrant was canceled.

          Brokerage Fee:

            In July 1996 and in connection with the acquisition of WJDM-AM, Elizabeth, New Jersey (Note 3), the Company granted warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $11.00 per share as a brokerage commission. The warrants become exercisable in June 1997 and expire in June 2002.

          Finance Company Credit Agreement:

            Upon completion of the Finance Company Credit Agreement (Note
            8), the Company granted the finance company warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $4.40 per share. The warrants became immediately exercisable and expire in November 2001. Additionally, these warrants are convertible into a variable number of shares of common stock which, upon conversion, allows the finance company to receive a benefit of an amount equal to the amount obtainable if the options were exercised without payment of the $220,000 exercise price.

          The following table summarizes the warrants to purchase shares of the Company's common stock:



                                                                           EXERCISE
                                                          WARRANTS          PRICE
                                         OUTSTANDING     EXERCISABLE       PER SHARE
                                         -----------     -----------     -------------
Balance at January 1, 1995                   842,670         731,336      2.40 - 13.80
 Granted:
  Bridge Loan Series II                       90,000          90,000              8.00
  Extension - Bridge Loan Series I            62,500          62,500              8.00
  Extension - Bridge Loan Series II           37,500          37,500              8.00
  Debt conversion - Bridge Loan
    Series I                                  62,500          62,500             10.00
  Debt conversion - Bridge Loan
    Series II                                 55,000          55,000             10.00
  Affiliates                                  25,000          16,666              8.00
  Other                                        5,000           5,000              8.00
  Note payable, interest at 8%                68,333          68,333             11.50
  Extension - Note payable, interest at 8%     8,333           8,333             11.50


                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:  SHAREHOLDERS' EQUITY (CONTINUED)

                                                                              EXERCISE
                                             WARRANTS                           PRICE
                                            OUTSTANDING     EXERCISABLE       PER SHARE
                                            -----------     -----------    --------------
  ABC Radio Networks, Inc.                  1,088,684       1,088,684               10.26
  Note payable, 10%, to a company director     84,375          84,375               10.00
  Note payable, interest at 10%                37,500          37,500               12.00
  Note payable, interest at 10%                87,500          87,500               11.00
Exercised:
  Debt conversion -
   Bridge Loan Series I                      (156,250)       (156,250)               8.00
  Debt conversion -
   Bridge Loan Series II                     (137,500)       (137,500)               8.00
  Became exercisable                                -         105,667                7.64
                                            -----------     -----------    --------------
Balance at December 31, 1995                2,261,145       2,247,144      $2.40 - $13.80
Granted:
  Brokerage fee                               125,000               -               11.00
  6% promissory notes                          57,500          57,500               13.00
  Finance company note payable                 50,000          50,000                4.40
Exercised:
  Private placements warrants                 (12,500)        (12,500)               4.00
  Other                                        (1,870)         (1,870)               2.40
Canceled:
  ABC Radio Networks, Inc.                 (1,088,684)     (1,088,684)               7.63

  Warner Music Enterprises                   (100,000)       (100,000)               7.63

                                            -----------     -----------    --------------
Balance at December 31, 1996                1,290,591       1,151,590      $2.40 - $13.80
                                            -----------     -----------    --------------
                                            -----------     -----------    --------------


          Included in the table above are warrants issued in connection with bridge loans and other short-term notes payable. The value of these warrants was charged to interest expense over the term of the related debt agreement and during the years ended December 31, 1996 and 1995, the Company incurred interest expense aggregating approximately $238,000 and $726,000, respectively. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate. Additionally, the value of the warrants related to debt conversions and extensions was determined based on the difference between the exercise or conversion price and the fair market value of the Company's common stock, or by comparison to the value of similar warrants issued by the Company at approximately the same date.

                      CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:  RELATED PARTY TRANSACTIONS

          Certain corporate expenses are shared with and paid by a related corporation under common control. The portion of these expenses allocated to the Company are then reimbursed by the Company to the related party. During the years ended December 31, 1996 and 1995, $750,000 and $600,000, respectively, of such charges were allocated to and paid by the Company and are reflected as corporate expenses in the consolidated statement of operations.

          The allocation is based on estimated usage of the product or service by each company. Management reviews the allocation periodically and believes that the allocation method is reasonable.

NOTE 14:  INCOME TAXES

          At December 31, 1996, the Company has net operating loss carryforwards of approximately $21,850,000 for income tax purposes that expire in years 2007 through 2011. An ownership change under Section 382 of the Internal Revenue Code occurred as a result of the 1996 public stock offering which will limit the amount of these net operating losses available each year.

          A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income
          (loss) before taxes on income is as follows:

                                                          1996           1995
                                                         ------         ------

             Statutory rate (benefit)                    (34.0)%        (34.0)%
             Operating losses generating no
               current tax benefit                        26.7           34.0
             Deferred warrant costs associated
               with the terminated ABC
               marketing agreement                         7.3             --
                                                         ------         ------
             Effective tax rate                             -- %            -- %
                                                         ------         ------
                                                         ------         ------

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                        1996            1995
                                                    -----------     -----------
             Deferred tax assets:
             Net operating loss carryforwards       $ 8,086,000     $ 5,236,000
             Other items not yet deductible for
               tax purposes                             291,000         305,000
                                                    -----------     -----------
             Total net deferred tax asset             8,377,000       5,541,000
             Valuation allowance for deferred
               tax assets                            (8,377,000)     (5,541,000)
                                                    -----------     -----------
             Net deferred tax assets                $        --     $        --
                                                    -----------     -----------
                                                    -----------     -----------

          As the Company has posted consistent losses since inception, realization of the tax benefit related to these carryforwards is uncertain. Accordingly, no deferred tax asset

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14:  INCOME TAXES (CONTINUED)


          has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase of $2,836,000 and $2,270,000 in 1996 and 1995, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 1996, the Board of Directors engaged BDO Seidman, LLP as the Company's new independent accountant for the fiscal year ending December 31, 1996. During the two most recent fiscal years and through June 27, 1996, the Company did not consult with BDO Seidman, LLP on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Company's financial statements, or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K, Item 304(a)(2).

     On June 27, 1996, the Company dismissed Ernst & Young LLP as its independent accountant. Except for an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern and management's plans described in Note 2 to the Company's consolidated financial statements as of and for the years ended December 31, 1994 and 1995, the reports of Ernst & Young LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the years ended December 31, 1994 and 1995, and through June 27, 1996, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the years ended December 31, 1994 and 1995, and through June 27, 1996, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   MANAGEMENT


      Name                         Age    Position
      ----                         ---    --------
      Christopher T. Dahl          53     Chairman of the Board of Directors and President
      James G. Gilbertson          35     Chief Operating Officer, Chief Financial Officer and Treasurer
      Lance W. Riley               46     General Counsel and Secretary
      Gary W. Landis               43     Executive Vice President of Programming
      Melvin E. Paradis            58     Executive Vice President of Operations
      Barbara A. McMahon           41     Executive Vice President of Affiliate Relations
      Rick E. Smith                35     Executive Vice President of National Sales
      Denny J. Manrique            47     Executive Vice President of Sales Development
      Richard W. Perkins           66     Director
      Rodney P. Burwell            58     Director
      Mark A. Cohn                 39     Director
      Russell Cowles II            60     Director - elect

     CHRISTOPHER T. DAHL has been President and a Director of the Company since its inception in February 1990. Mr. Dahl is Chairman and Chief Executive Officer of CAC. Prior to founding CAC in 1986, Mr. Dahl managed his private investments. From 1969 to 1979, he was the founder and President of a group of companies involved in photofinishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

     JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since April 1996, and its Chief Financial Officer since July 1992 and became an Executive Vice President in March 1994. From June

1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young.

     LANCE W. RILEY became the General Counsel and Secretary of the Company in March 1994. Mr. Riley has been practicing law since 1977. His primary area of practice is radio broadcasting and he held the position of Chairman of the Communications Law Section of the Minnesota Bar Association from 1990 to
1994. Prior to joining the Company, Mr. Riley was partner in the firm of Courey, Albers, Gilbert and Riley.

     GARY W. LANDIS served as the Company's Vice President of Programming since December 1992 and became an Executive Vice President in July 1994. From 1985 to 1992, Mr. Landis served as Vice President of Programming for Westwood One, the second largest radio network company in the U.S. Between 1982 and 1985, Mr. Landis served as Director of Programming for the RKO Radio Networks.

     MELVIN E. PARADIS became the Company's Executive Vice President of Operations in January 1996. He has been the President of Community Airwaves Corporation since 1992 and the Chief Operating Officer of that company since 1987. Mr. Paradis has also owned and managed other radio stations for several years.

     BARBARA A. MCMAHON joined the Company in June 1993 to oversee the growth of the network through affiliates and was promoted to Executive Vice President of Affiliate Relations in June 1996. During the years 1980 through 1989, Ms. McMahon served as Director for NBC Radio Networks, Mutual Broadcasting and RKO Radio Networks.

     RICK E. SMITH became the Company's Executive Vice President of National Sales in October 1996. From September 1994 to April 1995 he served as Affiliate Relations Manager and then assumed the position of Marketing Manager. Mr. Smith served as Vice President of Sales and Marketing for Uncle B's Bakery, a national food manufacturer, from 1989 to 1994.

     DENNY J. MANRIQUE served as Vice President of Children's Radio Network from 1989 until it was acquired by the Company in 1990. From 1990 through 1994, Mr. Manrique operated an independent marketing firm which provided sales representation services to the Company. Mr. Manrique was employed as Vice President of Sales in January 1995 and was promoted to Executive Vice President of Sales Development in October 1996.

     RICHARD W. PERKINS has been a director of the Company since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc., a registered investment advisor. Mr. Perkins is also a director of CAC as well as the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Discus Acquisition Corporation, a manufacturer of metal products; Garment Graphics, Inc., a manufacturer of printed software; Lifecore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; and Quantech LTD., a developer of immunological tests.

     RODNEY P. BURWELL has been a director of the Company since June 1992. Since 1979, Mr. Burwell has served as Chairman of Xerxes Corporation, a manufacturer of fiberglass tanks. Mr. Burwell also owns and operates hotels in Wisconsin and Colorado. Mr. Burwell is also a director of the Vaughn Company.

     MARK A. COHN joined the Company's Board of Directors in July 1994.
Mr. Cohn is a co-founder of and has served as Chief Executive Officer of Damark International, Inc., a direct marketer of brand name and general merchandise products, since Damark's inception in 1986. From 1981 to 1984, Mr. Cohn held various marketing and operations positions, including Director of Marketing Operations, with C.O.M.B., Co., a retailer of discount, discontinued and close-out merchandise through stores and direct mail catalogs.

     RUSSELL COWLES II was elected in 1994 as a director of the Company subject to either the obtaining of a waiver from the FCC of the application of its cross-ownership rules or the amendment of such rules to remove existing restrictions. Mr. Cowles has thus not yet assumed his role as a director. Mr. Cowles has served as a Trustee of the Cowles Family
Voting Trust since 1984. The Voting Trust holds a majority share of the voting stock of Cowles Media Corporation, a newspaper, magazine and book publisher and information service provider. Mr. Cowles was previously employed in the production, distribution, financial and planning departments of the Minneapolis STAR TRIBUNE and worked in the engineering and production departments of radio and television broadcasting stations. Mr. Cowles is also a director of CAC.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Such officers, directors and shareholders are required by the Commission to furnish the Company with copies of all such reports.

     To the Company's knowledge, based soley on a review of copies of reports filed with the Commission during 1996, all applicable Section 16(a) filing requirements were complied with, except that one report on Form 3 setting forth the event of Barbara A. McMahon becoming an executive officer was not filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     Information in response to this Item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Company's 1997 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information as of March 3, 1997 regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, nominee for director and executive officer of the Company and (iii) the executive officers of the Company and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. The business address of Messrs. Dahl, Gilbertson, Riley, Landis, Paradis, Smith, Manrique and Ms. McMahon is 724 First Street North, Minneapolis, Minnesota 55401.
                                       58

                                                  NUMBER OF                PERCENT
                                                  SHARES OF                OF
NAME AND ADDRESS                                  COMMON STOCK             CLASS
----------------                                  ------------             -------
Heartland Advisors, Inc. . . . . . . . . . .      1,104,600(1)             18.6%
     790 North Milwaukee Street
     Milwaukee, Wisconsin  53202
Perkins Capital Management, Inc. . . . . . .        706,638(2)             11.7%
     730 East Lake Street
     Wayzata, Minnesota  55391
Christopher T. Dahl. . . . . . . . . . . . .        554,502(3)              9.1%
Richard W. Perkins . . . . . . . . . . . . .        471,459(4)              7.6%
     730 East Lake Street
     Wayzata, Minnesota  55391
Russell Cowles II. . . . . . . . . . . . . .        283,139(5)              4.8%
     c/o Sherburne and Coughlin, Ltd.
     708 South 3rd Street, Suite 510
     Minneapolis, Minnesota  55415
John Cowles Family Trust . . . . . . . . . .        214,042(6)              3.6%
     Sherburne and Coughlin, Ltd.
     708 South 3rd Street, Suite 510
     Minneapolis, Minnesota  55415
Rodney P. Burwell. . . . . . . . . . . . . .         68,750(7)              1.2%
     7901 Xerxes Avenue South, Suite 201
     Minneapolis, Minnesota  55431
James G.Gilbertson . . . . . . . . . . . . .         56,917(8)              1.0%
Gary W. Landis . . . . . . . . . . . . . . .         31,249(9)                 *
Lance W. Riley . . . . . . . . . . . . . . .         32,083(9)                 *
Mark A. Cohn . . . . . . . . . . . . . . . .        27,500(10)                 *
     7101 Winnetka Avenue North
     Minneapolis, Minnesota  55428
Barbara A. McMahon . . . . . . . . . . . . .         25,000(9)                 *
Melvin E. Paradis. . . . . . . . . . . . . .         37,915(11)                *
Rick E. Smith. . . . . . . . . . . . . . . .         17,600(9)
Denny J. Manrique. . . . . . . . . . . . . .         15,388(9)
All Officers, Directors and Nominees
     as a Group (12 persons) . . . . . . . .      2,328,140(12)            34.4%

_______________
*    Less than 1%

(1) As set forth in Schedule 13G filed with the Commission on February 10, 1997, includes 966,600 shares over which Heartland Advisors, Inc. claims sole voting power, and 1,104,600 shares over which sole dispositive power is claimed.
(2) Based upon statements filed with the Commission, PCM is a registered investment adviser of which Mr. Richard W. Perkins, a director of the Company, is President, Chief Executive Officer, a director and the controlling shareholder. PCM has the right to sell the shares but does not have voting power over the shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. Excludes shares beneficially owned by Mr. Perkins.
(3) Includes: (i) 410,486 shares owned directly and (ii) 144,016 shares purchasable upon exercise of options and warrants.
(4) Includes: (i) 189,691 shares owned directly by Mr. Perkins, (ii) 6,769 shares beneficially owned by Mr. Perkins through Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation,
     (iii) 269,374 shares purchasable upon exercise of options and warrants by Mr. Perkins and (iv) 5,625 shares purchasable upon exercise of warrants by Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation. Mr. Perkins beneficial ownership excludes shares held for the accounts of clients of Perkins Capital Management, Inc. ("PCM").
(5) Includes: (i) 56,597 shares owned directly and (ii) 12,500 shares purchasable upon exercise of warrants. Mr. Cowles beneficially owns:
     (i) 189,042 shares owned by the John Cowles Family Trust and (ii) 25,000 shares purchasable by the John Cowles Trust upon exercise of warrants.
     The shares owned by the John Cowles Family Trust are non-voting shares.
(6)  The shares owned by the John Cowles Family Trust are non-voting shares.
(7) Includes: (i) 25,000 shares owned directly by Mr. Burwell and (ii) 43,750 shares purchasable upon exercise of options and warrants.
(8) Includes: (i) 4,500 shares owned directly by Mr. Gilbertson and (ii) 52,417 shares purchasable upon exercise of options.
(9) Includes options for the purchase of 32,083 shares, 31,249 shares, 17,600 shares, 15,388 shares, and 25,000 shares for Messrs. Riley, Landis, Smith, Manrique and Ms. McMahon, respectively.
(10) Includes: (i) 12,500 shares owned directly by Mr. Cohn and (ii) 15,000 shares purchasable upon exercise of options and warrants.
(11) Includes: (i) 2,500 shares owned directly and (ii) 35,415 shares purchasable upon exercise of warrants.

(12) Includes: (i) 1,494,347 shares and owned directly by all officers, directors and director nominees and (ii) 833,793 shares purchasable upon exercise of options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

     The studios and tower site of WWTC-AM and KYCR-AM are located in St. Louis Park, Minnesota. The studio facility consists of approximately 12,000 square feet. The tower site includes four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site is leased from Mr. Dahl at a total annual rent of approximately $114,000, and the studio site is leased from a partnership consisting of Mr. Dahl and Mr. Perkins at an annual rent of approximately $132,000.

     In January 1996, the Company entered into a five-year lease with 724 Associates, a partnership consisting of Messrs. Dahl, Perkins and Stephen L. Wallack, a shareholder of the Company, for 3,000 square feet of office space at 724 North First Street, Minneapolis, Minnesota. These facilities are leased at annual rental of $54,000 and house the Company's executive offices. The executive offices are adjacent to the offices of CAC and RMC. CAC is owned and controlled by Messrs. Dahl, Perkins and Cowles, either directly or through trusts. RMC is owned by Messrs. Dahl, Perkins and Cowles. Mr. Cowles is a beneficiary and trustee of the John Cowles Family Trust, and the Trust is a principal shareholder of the Company. Under the terms of each of the leases, the Company is obligated to pay its proportionate share of repairs and maintenance. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

MANAGEMENT SERVICES FROM AN AFFILIATE

     Since July 1993, the Company has received administrative, legal and accounting services from RMC. RMC is a company owned by the Company's President, another director and a shareholder. RMC provides corporate, legal, accounting and financial services to the Company and CAC. CAC is a separate private company also owned by the individuals listed above. The Company pays a set monthly fee of $75,000 for the services listed above. All outside services directly attributable to the Company are billed directly to the Company. The Company paid RMC an aggregate of $600,000 for such services during the fiscal year ended December 31, 1995 and an aggregate of $750,000 for such services during the fiscal year ended December 31, 1996. The salaries of two officers of the Company, Lance W. Riley and James G. Gilbertson, are paid by RMC. These arrangements were approved by the Related Party Transaction Committee of the Company and Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

LOANS AND FINANCING TRANSACTIONS

     Between April 1994 and November 1995, the Company borrowed from Messrs. Dahl, Perkins, Cowles and Cohn in the form of bridge financings. The Company borrowed $100,000 from Mr. Dahl at an interest rate of 10% per annum. The Company subsequently repaid the loan balance in full. The Company also borrowed a total of $1,950,000 from Mr. Perkins, at annual interest rates ranging from 8% to 10%. In connection with these borrowings, warrants were granted to Mr. Perkins to purchase 171,875 shares of Common Stock at prices ranging from $8.00 to $10.00 per share. Mr. Cowles participated in the bridge financings as well by lending to the Company a total of $200,000 at an annual interest rate of 10%. Mr. Cowles also received warrants from the Company to purchase 27,500 shares of Common Stock at $8.00 per share. Finally, the Company borrowed $100,000 from Mr. Cohn at an annual rate of 10%. Mr. Cohn received warrants from the Company to purchase 15,000 shares of Common Stock at $8.00 per share.

     The Company completed the conversion of an aggregate of $2,875,000 of outstanding bridge financing Promissory Notes into Common Stock of the Company effective September 30, 1995. $2,400,000 of the $2,875,000 of Promissory Notes converted was from the Company's 1994 bridge financings. Holders of the Promissory Notes from the Company's 1994 bridge financings agreed to surrender the Notes in satisfaction of the exercise price of warrants which were issued as part of such bridge financings. Most of the Note holders who chose to convert also chose to convert interest accrued through September 30, 1995 at the same $8.00 per share conversion price applicable to the exercised warrants. In addition to receiving shares of Common Stock pursuant to the exercised warrants, and as an incentive to convert their indebtedness into equity, the holders of the surrendered 1994 bridge Promissory Notes also received new warrants to purchase 1,250 shares of Common Stock for each $25,000 of debt converted, which new warrants will be exercisable for five years at $10.00 per share.
The remaining $525,000 of indebtedness converted was from the Company's previous 1995 bridge financing. Messrs. Perkins, Cohn and Cowles participated in the conversion with respect to $300,000, $100,000 and $200,000, respectively. As a result of such conversions, they received shares of Common Stock and additional warrants for the purchase of 15,000, 5,000 and 10,000 shares, respectively.

POTENTIAL CONFLICT OF INTEREST WITH COMMUNITY AIRWAVES

     CAC may acquire additional radio stations in the future. Under current FCC regulations, radio stations owned by CAC are attributed to the Company and radio stations owned by the Company are attributed to CAC for the purpose of determining whether a station may be acquired in a particular market under the FCC's duopoly rules. The Company does not believe that any such purchases will conflict with its present acquisition strategy, which is to have affiliates or acquire properties in the top 100 U.S. metropolitan markets. CAC has advised the Company that its strategy is to acquire and operate stations in smaller markets. An acquisition by CAC in any market would, however, be attributed to the Company and could further limit the stations which the Company can acquire under existing FCC regulations. The Company is a party to an Attribution Agreement with CAC under which the Company is required to obtain the consent of CAC for the acquisition of any FM radio station or any AM radio station located outside the top 125 U.S. markets.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     3.1     Articles of Incorporation, as amended and restated

  *  3.2     Amended and Restated Bylaws

  *  10.1    1991 Incentive Stock Option Plan

     10.2 Lease between the Company and 5501 Building Company dated November 1, 1996

     10.3    Lease between the Company and 724 Associates dated
             November 1, 1996

     10.4 Management Services Agreement between the Company and Radio Management Corporation dated February 22, 1997

     10.5    1994 Stock Option Plan

 **  10.6    1994 Director Stock Option Plan

 **  10.7    Attribution Agreement between the Company, Community Airwaves
             Corporation, DCP Broadcasting Corporation and Christopher T. Dahl dated February 15, 1995

 *** 10.8 Letter Agreement between the Company and Brenner Securities Corporation dated November 7, 1995, relating to the provision of certain financial services

 *** 10.9 Stock Purchase Agreement dated January 19, 1996, between the Company and John Quinn

 *** 10.10   Asset Purchase Agreement dated January 30, 1996, between the
             Company and Wolpin Broadcasting Company

 *** 10.11   Real Estate Purchase Agreement dated January 30, 1996, between
             Company and Weber/Wolpin Realty Company

**** 10.12   1996 Employee Stock Purchase Plan

  +  10.13   Loan and Security Agreement dated November 25, 1996, between the
             Company and Foothill Capital Corporation

     10.14 Common Stock Purchase Warrant between Foothill Capital Corporation and the Company dated November 7, 1996

 ++  16      Letter on Change in Certifying Accountant

     21      Subsidiaries of the Company

     23.1    Consent of Ernst & Young LLP

     23.2    Consent of BDO Seidman, LLP

     27      Financial Data Schedule
___________________

  * Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991.

 ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995.

 *** Incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995.

**** Incorporated by reference to the Company's Definitive Schedule 14A (Proxy
     Statement) (File No. 0-21534) filed on August 22, 1996, relating to the Company's Annual Meeting of Shareholders held on September 30, 1996.

  + Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on December 20, 1996, relating to the Company closing on a $16,500,000 loan from Foothill Capital Corporation.

 ++ Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on July 3, 1996, relating to changes in the Company's certifying accountant.

     (b)     Reports on Form 8-K

             (1) The Company's Current Report on Form 8-K filed on October 3, 1996, relating to the Company filing a lawsuit in United States District Court for the District of Minnesota against The Walt Disney Company and ABC Radio Networks, Inc.

             (2)    The Company's Current Report on Form 8-K filed on
                    October 17, 1996, relating to the Company filing Form 10-QSB/A regarding the write-off of a deferred warrant expense resulting from the termination by ABC Radio Networks, Inc. of its joint operations agreement with the Company.

             (3) The Company's Current Report on Form 8-K/A filed on November 12, 1996, relating to acquisition of Radio Elizabeth, Inc.

             (4) The Company's Current Report on Form 8-K filed on November 12, 1996, relating to the Company signing a commitment letter for a $15,000,000 loan from Foothill Capital Corporation.

             (5) The Company's Current Report on Form 8-K filed on December 20, 1996, relating to the Company closing on a $16,500,000 loan from Foothill Capital Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 28, 1997.

                                   CHILDREN'S BROADCASTING CORPORATION


                                   By /s/ Christopher T. Dahl
                                     -----------------------------------
                                          Christopher T. Dahl
                                          President and Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                                Title                                      Date
            -----------                              -------                                    ------
/s/ Christopher T. Dahl               President, Chief Executive Officer and                March 28, 1997
----------------------------------    Director (principal executive officer)
           Christopher T. Dahl

/s/ James G. Gilbertson               Chief Operating Officer and Treasurer                 March 28, 1997
----------------------------------    (principal accounting and financial officer)
           James G. Gilbertson

                                      Director
----------------------------------
           Rodney P. Burwell

/s/ Richard W. Perkins
----------------------------------    Director                                              March 28, 1997
           Richard W. Perkins

/s/ Mark A. Cohn
----------------------------------    Director                                              March 28, 1997
           Mark A. Cohn

                                      63

                                  EXHIBIT INDEX

   Exhibit
     No.       Description
----------     -----------
     3.1       Articles of Incorporation, as amended and restated

  *  3.2       Amended and Restated Bylaws

  *  10.1      1991 Incentive Stock Option Plan

     10.2 Lease between the Company and 5501 Building Company dated November 1, 1996

     10.3      Lease between the Company and 724 Associates dated
               November 1, 1996

     10.4 Management Services Agreement between the Company and Radio Management Corporation dated February 22, 1997

     10.5      1994 Stock Option Plan

 **  10.6      1994 Director Stock Option Plan

 **  10.7      Attribution Agreement between the Company, Community Airwaves
               Corporation, DCP Broadcasting Corporation and Christopher T. Dahl dated February 15, 1995

 *** 10.8 Letter Agreement between the Company and Brenner Securities Corporation dated November 7, 1995, relating to the provision of certain financial services

 *** 10.9 Stock Purchase Agreement dated January 19, 1996, between the Company and John Quinn

 *** 10.10     Asset Purchase Agreement dated January 30, 1996, between the
               Company and Wolpin Broadcasting Company

 *** 10.11     Real Estate Purchase Agreement dated January 30, 1996, between
               Company and Weber/Wolpin Realty Company

**** 10.12     1996 Employee Stock Purchase Plan

  +  10.13     Loan and Security Agreement dated November 25, 1996, between the
               Company and Foothill Capital Corporation

     10.14 Common Stock Purchase Warrant between Foothill Capital Corporation and the Company dated November 7, 1996

 ++  16        Letter on Change in Certifying Accountant

     21        Subsidiaries of the Company

     23.1      Consent of Ernst & Young LLP

     23.2      Consent of BDO Seidman, LLP

     27        Financial Data Schedule

___________________

  * Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991.

 ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995.

 *** Incorporated by reference to the Company's Registration Statement on Form
     S-2 (File No. 33-80721) filed on December 21, 1995.

**** Incorporated by reference to the Company's Definitive Schedule 14A (Proxy
     Statement) (File No. 0-21534) filed on August 22, 1996, relating to the Company's Annual Meeting of Shareholders held on September 30, 1996.

  + Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on December 20, 1996, relating to the Company closing on a $16,500,000 loan from Foothill Capital Corporation.

 ++ Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on July 3, 1996, relating to changes in the Company's certifying accountant.