Form 10QSB
period 1997-03-31
CHILDRENS BROADCASTING CORP
filed 1997-05-14
CIK 882160

                                     FORM 10-QSB
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
 (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For Quarterly period ended March 31, 1997 or

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the Transition period from _________ to _________

 Commission File No. 0-21534

                          Children's Broadcasting Corporation
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Minnesota                        41-1663712
---------------------------------         ---------------------
(State or other jurisdiction of              (IRS Employer
    incorporation or organization)        Identification Number)

             724 First Street North-4th Floor, Minneapolis, MN    55401
-----------------------------------------------------------------------------
                (Address of principal executive office         zip code)

                                   (612) 338-3300
-----------------------------------------------------------------------------
                  Registrant's telephone number, including area code

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X      No
        ---         ---
As of May 9, 1997, there were outstanding 6,031,501 shares of common stock, $.02
                                          ---------
par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets -- March 31, 1997 and December  31, 1996.

    Consolidated Statements of Operations -- Three months ended March 31, 1997 and 1996.

    Consolidated Statements of Cash Flows -- Three months ended March 31, 1997 and 1996.

    Notes to consolidated financial statements  -- March 31, 1997.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         CHILDREN'S BROADCASTING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                 MARCH 31           DECEMBER 31,
                                                                   1997                 1996
                                                               -----------          ----------
                             ASSETS

Current assets:
    Cash and Cash Equivalents                                   $1,902,027          $3,370,038
    Accounts Receivable                                          1,505,516           1,589,680
        Allowance For Bad Debts                                  (112,881)            (93,500)
    Prepaid Expenses                                               370,430             190,398
    Trade Activity, Net                                             73,714              37,612
                                                            --------------    ----------------
    TOTAL CURRENT ASSETS                                         3,738,806           5,094,228

    Property & Equipment, Net                                    4,383,230           4,274,931
    Broadcast License, Net                                      19,696,761          16,724,653
    Intangible Assets, Net                                       2,743,846           2,513,539
                                                            --------------    ----------------
    TOTAL ASSETS                                               $30,562,643         $28,607,351
                                                            --------------    ----------------
                                                            --------------    ----------------


    LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                            $1,150,033          $1,266,492
    Accrued Interest                                               111,866              84,146
    Other Accrued Expenses                                       1,094,204           1,000,194
    Line of Credit                                                 246,109             164,162
    Long-Term Debt - Current Portion                            10,598,027           8,033,758
    Obligation Under Capital Lease - Current Portion                30,172              34,705
                                                            --------------    ----------------
    TOTAL CURRENT LIABILITIES                                   13,230,411          10,583,457

    Long-Term Debt - Net of Current Portions                     2,784,485           1,365,992
    Obligation Under Capital Lease                                  64,795              70,790
                                                            --------------    ----------------
    TOTAL LIABILITIES                                           16,079,691          12,020,239
                                                            --------------    ----------------
Shareholders' Equity:
    Common Stock, $.02 Par Value:
      Authorized shares - 50,000,000
      Issued & outstanding shares - Voting: 5,842,460
        1997 and 5,145,909-- 1996;
      Issued and Outstanding Shares - 189,041 nonvoting -
        1997 and 1996                                              120,630             115,966
    Additional Paid-In Capital                                  43,846,461          42,775,092
    Stock Subscription Receivable                                 (400,000)                   -
    Accumulated Deficit                                        (29,084,139)        (26,303,946)
                                                            --------------    ----------------
        TOTAL SHAREHOLDERS' EQUITY                              14,482,952          16,587,112
                                                            --------------    ----------------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $30,562,643         $28,607,351
                                                            --------------    ----------------
                                                            --------------    ----------------

                         CHILDREN'S BROADCASTING CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    1997              1996
                                                                ----------         (Restated)
                                                                                   -----------

REVENUES
    Owned, Operated and LMA Stations                              $944,255            $858,480
    Network                                                        206,466             357,543
                                                            --------------    ----------------
    REVENUES                                                    $1,150,721          $1,216,023

OPERATING EXPENSES:
    Owned, Operated and LMA Stations:
    General and Administrative                                     757,640             469,438
    Technical and Programming                                      240,273             199,802
    Selling                                                        341,515             340,527
                                                            --------------    ----------------
                                                                 1,339,428           1,009,767

    Network
    General and Administrative                                     150,820             225,984
    Programming                                                    206,980             218,130
    Selling                                                        454,588             212,791
    Marketing                                                      119,295             120,231
    Magazine                                                             -              63,145
                                                            --------------    ----------------
                                                                   931,683             840,281

    Corporate                                                      887,244             442,177
    Depreciation & Amortization                                    458,563             242,079
    Amortization of Deferred Expenses                                    -             289,686
                                                            --------------    ----------------
        TOTAL OPERATING EXPENSES                                 3,616,918           2,823,990
                                                            --------------    ----------------
        LOSS FROM OPERATIONS                                   (2,466,197)         (1,607,967)
                                                            --------------    ----------------
        Interest Expense (Net of Interest Income)                  313,996             267,906
                                                            --------------    ----------------
        NET LOSS                                              ($2,780,193)        ($1,875,873)
                                                            --------------    ----------------
                                                            --------------    ----------------
NET LOSS PER SHARE                                                 ($0.47)             ($0.51)
                                                            --------------    ----------------
                                                            --------------    ----------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                    5,905,000           3,739,000
                                                            --------------    ----------------
                                                            --------------    ----------------


                         CHILDREN'S BROADCASTING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                     1997                1996
                                                              ------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      ($2,780,193)        ($1,875,873)

Adjustments to Reconcile Net Loss to Net
Cash from Operating Activities:
    Depreciation & Amortization                                    458,563             242,079
    Amortization of Deferred Expenses                                    -             289,686
    Trade Activity                                                (36,102)            (38,523)
    Interest Expense on Seller Note Payable                         21,084                   -
    Interest Expense on Bridge Loan Warrants                             -             173,112
    Decrease (Increase) in:
      Accounts Receivable                                          103,545            (84,902)
      Other Receivables                                                  -            (11,734)
      Prepaid Expenses                                           (100,810)           (379,265)
      Inventory                                                          -             (3,879)
    Increase (Decrease) in:
      Accounts Payable                                              66,725            (36,634)
      Accrued Interest                                              27,720           (267,710)
      Other Accrued Expenses                                        94,011           (142,321)
                                                            --------------    ----------------
    NET CASH USED IN OPERATIONS                                (2,145,457)         (2,135,964)
                                                            --------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale/Purchase of Property & Equipment                        (271,014)            (84,059)
    Sale/Purchase of Intangible Assets                         (1,623,080)           (621,651)
                                                            --------------    ----------------
    NET CASH USED IN INVESTING ACTIVITIES                      (1,894,094)           (705,710)
                                                            --------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Capital Lease Obligation                         (10,528)            (12,112)
    Payment of Debt                                            (1,359,051)         (4,259,030)
    Proceeds from Debt Financings                                3,905,000             900,000
    Proceeds from Convertible Preferred Stock                            -                   -
    Proceeds from Issuance of Common Stock                          36,119          20,466,534
                                                            --------------    ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,571,540          17,095,392
                                                            --------------    ----------------




Increase (Decrease) in Cash                                    (1,468,011)          14,253,718
Cash - Beginning of Period                                       3,370,038             587,292
                                                            --------------    ----------------
CASH - END OF PERIOD                                            $1,902,027         $14,841,010
                                                            --------------    ----------------
                                                            --------------    ----------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid During the Period for Interest                      $317,297            $411,474
                                                            --------------    ----------------
                                                            --------------    ----------------


               Children's Broadcasting Corporation
   Consolidated Statements of Cash Flows (unaudited)(continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    During the three months ended March 31, 1997:

    In connection with the purchase of the radio broadcast license and certain other assets in the Chicago market the Company issued a note payable to the seller of $1,400,000 and a non-competition agreement of $320,495 (see Note
    A).

    The Company issued 65,377 shares of common stock to satisfy $201,735 of principal and $100,307 of interest due through November 1997 on the note payable described above (see Note A).

    The Company issued 33,243 shares of common stock valued at $183,184 for payment of attorney fees related to the ABC/Disney litigation.

    The Company issued 82,051 shares of common stock valued at $400,000 related to the acquisition of the radio broadcast license and certain other assets in Tulsa.

    The Company issued 37,500 shares of common stock valued at $154,688 for a brokerage fee in relation to securing the financing from Foothill Capital Corporation (see Note D).

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1997

The following significant transactions occurred during the first three months of 1997 and are considered non-recurring:

A. In January 1997, the Company purchased the radio broadcast license and certain other assets of radio station WAUR-AM in the Chicago market. The consideration for the acquisition aggregated $3,900,000 consisting of cash payments totaling $2,000,000, a $1,400,000 note payable over six years bearing an interest rate of prime plus one percent per annum and payments totaling $500,000 pursuant to a ten year covenant not-to-compete agreement. During 1996, the Company satisfied a portion of the purchase price by issuing 75,000 shares of its common stock valued at $290,920 and making a cash payment of $81,000. Additionally, in March 1997, the Company issued 65,377 shares of common stock valued at $302,042 to satisfy $201,735 of principal and $100,307 of interest due through November 1997 on the note payable. The Company has the option of paying the $1,400,000 note in either stock or cash.

B. On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS-AM in the Tulsa market for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051 shares of common stock to the seller in exchange for a subscription note receivable of $400,000 which bears interest at a variable rate (11.25% at March 31, 1997). The Company expects that the seller will satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement sometime in the second quarter of 1997.

C. In February 1997, the Company issued 33,243 shares of common stock valued at $183,184 to satisfy payment due for attorney fees related to the ABC/Disney litigation.

D. In March 1997, the Company issued 37,500 shares of common stock to Southcoast Capital in consideration for their part in securing the financing agreement the Company entered into with Foothill Capital Corporation.

NOTE 3--RESTATEMENT OF PRIOR YEAR'S INTERIM FINANCIAL STATEMENTS

The Company has restated the net loss per share and weighted average number of shares outstanding for the three months ended March 31, 1996. The effect of the restatement is as follows:

                              As Previously           As
                                Reported           Restated
                              ------------        ----------
Net loss per share               ($0.63)            ($0.51)
                              ------------        ----------
                              ------------        ----------
Weighted average number
   of shares outstanding       3,062,500           3,739,000
                              ------------        ----------
                              ------------        ----------

ITEM 2.

  This discussion and analysis contains certain forward-looking terminology such as "believes," "expects," "anticipates," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

GENERAL

    The Company has developed a radio programming format, Aahs World Radio-SM-, designed and directed toward pre-teen children and their parents. The
Company is developing a network of radio stations, both by acquisition of radio stations and the entry into affiliation agreements with independently-owned radio stations, for the purpose of distributing the Company's Aahs World Radio format. Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. This source will continue to remain a substantial source of revenue for 1997, as the Company must maintain its affiliate support staff and national programming staff. While these costs are not expected to materially increase during this period, they will remain a substantial part of the Company's overall expenses.

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

RESULTS OF OPERATIONS:

    THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

    REVENUE:

         Owned, Operated and LMA Station Revenues:

         Total revenues from the Company's owned, operated and LMA stations increased $86,000 or 10% from $858,000 in the first quarter of 1996 to $944,000 for the same period in 1997. This increase in revenue can be attributed to the acquisition of radio broadcast licenses in the Detroit and Philadelphia markets after the first quarter of 1996.

         Network:

         Total revenues of $206,000 were produced by the network during the first quarter of 1997, a decrease of $151,000 or 42% compared to the first quarter of 1996 revenues. This decrease in network revenues was due in part to the down time experienced as the Company began rebuilding its national sales department after the cancellation of the ABC/Disney joint operations agreement in the last half of 1996. The Company has rehired a national sales staff similar in size to its staff prior to the ABC/Disney agreement.

    OPERATING EXPENSES:

         Owned, Operated and LMA Station Expenses:

         General and administrative expenses increased 62% to $758,000 for the first quarter of 1997 from $469,000 in the same period of 1996. Of this increase, $140,000 was due to the addition of the Detroit, New York and Philadelphia radio broadcast licenses in 1996, and the Chicago radio broadcast license in January 1997. At previously existing stations, compensation increased $52,000, rents increased $20,000 and travel, meals, utilities and telephone expenses increased $13,000.

         Technical and programming expenses increased to $240,000 in the first quarter of 1997 from $200,000 during the same period in 1996. This increase can be directly attributed to the acquisition of radio broadcast licenses in the New York, Detroit, Chicago and Philadelphia markets.

         Sales expenses was $342,000 in the first quarter of 1997 compared to $341,000 in the first quarter of 1996. Although a $33,000 increase in sales expenses occurred with the acquisition of the four new radio broadcast licenses, the already existing stations experienced a decrease in sales personnel compensation and trade/barter sales expense.


         Network Expenses:

         General and administrative expenses decreased $75,000 in the first quarter of 1997 to $151,000 as compared to $226,000 for the first quarter of 1996 due to the elimination of the monthly fee related to the joint operating agreement with ABC/Disney which has now been terminated.

         Programming expenses decreased $11,000 to $207,000 in the first quarter of 1997 compared to $218,000 in the same period of 1996 due to the elimination of the line charges related to past programming.

         Sales expenses increased 114% from $213,000 in the first quarter of 1996 to $455,000 in the same period of 1997. These sales expenses relate to both advertising sales and affiliate relations sales. Expenses have increased as the Company rebuilt its advertising sales staff, providing supplemental training, and increasing travel. Additionally, in the last quarter of 1996, the network implemented a sales development team which assists the newly acquired owned and operated stations in their sales efforts.

         Marketing expenses were $119,000 during the first quarter of 1997 compared to $120,000 in that same period in 1996, a decrease of 1%. The Company began developing this department in 1996 and anticipates expenses will remain at current levels of approximately $40,000 per month as it becomes fully operational. During the first quarter of 1997, activities in this category included advertising, research and promotion.

         Corporate charges were $887,000 in the first quarter of 1997 compared to $442,000 in the first quarter of 1996, representing an increase of 101%.
This increase is attributable to an increase in outside service fees including $74,000 of legal and accounting fees related to stock, trademark, employee matters, SEC filings and audits and $75,000 of management fees. Additionally, during the first quarter of 1997, the Company incurred $300,000 of expenses relating to the ABC/Disney litigation. Such litigation is anticipated to be costly and may continue to reduce the Company's working capital. The Company registered 200,000 shares of common stock to be used to finance this litigation, of which 33,243 shares had been issued as of March 31, 1997.

         Depreciation and amortization increased to $459,000 in the first quarter of 1997 from $242,000 in that same period of 1996 due primarily to the acquisition of radio broadcast licenses and certain other assets of the Detroit, New York and Philadelphia stations in 1996 and the Chicago station in January 1997. No amortization of deferred expenses was recorded in 1997 due to the cancellation of the ABC/Disney warrant, the value of which had been amortized during the first half 1996.

         Net interest expense for the first quarter of 1997 increased $46,000 representing the difference of expense incurred related to the bridge loans in 1996 and the Foothill Capital Corporation ("Foothill") financing in 1997.

         The net loss increased 48% in the first quarter of 1997 to $2,780,000 from $1,876,000 in the first quarter of 1996. Consistent with its business plan and network strategy, the Company anticipates that its coverage of the United States will continue to expand during the year either through affiliation or acquisition of additional radio stations. The Company expects to incur operating losses as such network expansion increases, and that the losses will continue throughout 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, as measured by its working capital, was a negative $9,492,000 at March 31, 1997 compared to negative working capital of $5,489,000 at December 31, 1996. The Company's negative net working capital position through the first quarter of 1997 was the result of the reclassification of the long-term portion of the Term Loan as the Company did not meet certain restrictive financial covenants contained in its Credit Agreement with Foothill as of December 31, 1996 and March 31, 1997. The failure to meet these covenants was principally due to the Company's continued working capital losses and the holdback of $1,500,000 by Foothill which was released April 23, 1997 upon the Company's fulfillment of certain post-closing conditions. Foothill waived its rights pursuant to the December 31, 1996 and March 31, 1997 violations. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or if Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at March 31, 1997, aggregating $10,385,000, have been entirely classified as current obligations, even though $8,184,000 of this amount is not scheduled to be repaid until after March 31, 1998. The Company is scheduled to meet with Foothill to discuss the possibility of reviewing the covenant requirements in an effort to avoid future violations. Exclusive of this reclassification, the Company's net working capital decreased $2,172,000 from $864,000 at December 31, 1996 to a deficit of $1,308,000 at March 31, 1997.
This decrease was the result of the Company's use of cash to purchase its station in the Chicago market.

    At present, the Company has experienced a cash working capital loss of approximately $500,000 per month. The Company expects this loss per month to decrease as it heads into stronger revenue months. Typically, the first quarter is the weakest sales quarter for broadcast entities. The Company anticipates that its network advertising and owned and operated station revenues will continue to fall short of expenses from operations throughout 1997. The Company believes it will need to obtain additional financing by the fall of 1997. If the Company is not able to obtain adequate financing or financings on acceptable terms, it could (a) be forced to reduce or terminate its operations, (b) curtail acquisitions or other projects, (c) sell or lease current assets, (d) delay certain capital projects or (e) potentially default on obligations to creditors, all of which may be materially adverse to the Company's operations and prospects.

    Part of the Company's strategy for development and expansion of its network includes acquiring and/or operating radio properties in key U.S. markets. Financing will be required to fund future operations and the expansion of its radio network through acquisitions. There can be no assurance that any such financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. The Company is hopeful, however, the financing it received from Foothill will provide the financing needed to implement its strategy. Because the Foothill financing required the Company to grant liens and security interests to the lender in substantially all of the assets of the Company, this financing may limit the Company's ability to incur additional indebtedness in connection with future financings in the event future funding is required by the Company. The Foothill financing also requires the Company to meet various operating covenants and there can be no assurance that the Company will be able to perform in accordance with such covenants. Any additional capital the Company may require may necessitate the sale of equity securities, which could result in significant dilution to the Company's shareholders. Failure of the Company to obtain additional financing when required could materially and adversely affect its acquisition and operational strategy.

    Consolidated cash was $1,902,000 at March 31, 1997 and $3,370,000 at December 31, 1996, a decrease of $1,468,000.

    Accounts receivable at March 31, 1997 decreased $104,000 from December 31, 1996 and prepaid expenses at March 31, 1997 increased $180,000 from December 31, 1996. Accounts payable at March 31, 1997 decreased $116,000 from December 31, 1996, accrued interest increased $28,000 from December 31, 1996 to March 31, 1997 and other accrued expenses increased $94,000 during that same period. The $2,145,000 cash used for operations was provided by the monies received through the Foothill financing.

    During the first quarter of 1997, $1,894,000 cash was used for investing activities. This cash was used primarily to purchase the radio broadcast license and property and equipment in the Chicago market.

    Cash obtained through financing activities amounted to $2,572,000 during the first quarter of 1997. This cash represents the monies received from the release of $2,500,000 of the holdback from Foothill and the use of the line of credit related to the Foothill financing, less the repayment of debt.

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

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 5.

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibit 27  FINANCIAL DATA SCHEDULE

         (b) The Company filed the following documents with the Commission (File No. 0-21534) during the quarter for which this report is filed:

              (1) The Company's Current Report on Form 8-K filed on February 3, 1997 (File No. 0-21534), relating to the Company acquiring an AM radio broadcast license and certain other broadcasting equipment in the Chicago metropolitan area.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1997.

                            CHILDREN'S BROADCASTING CORPORATION

                            By: /s/ James G. Gilbertson
                               -----------------------------------
                               Treasurer (Chief Operating
                               Officer and Chief Financial
                               Officer)

                             EXHIBIT INDEX

       Exhibit
       Number                  Description
       --------                -----------
         27                    Financial Data Schedule