Form 10QSB
period 1997-06-30
CHILDRENS BROADCASTING CORP
filed 1997-08-13
CIK 882160

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For Quarterly period ended June 30, 1997 or

 [ ] Transition report under to section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition period from _________ to _________

 Commission File No. 0-21534
                     -------

                       Children's Broadcasting Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Minnesota                                41-1663712
      -------------------------------               ----------------------
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                Identification Number)

           724 First Street North-4th Floor, Minneapolis, MN    55401
         -----------------------------------------------------------------
           (Address of principal executive office, including zip code)

                                (612) 338-3300
         -----------------------------------------------------------------
                 Issuer's telephone number, including area code

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes    X      No
        -----        -----

     As of August 8, 1997, there were outstanding 6,342,891 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.  FINANCIAL INFORMATION
-------  ---------------------


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets -- June 30, 1997 and December
     31, 1996.

     Consolidated Statements of Operations -- Three and six months ended June 30, 1997 and 1996.

     Consolidated Statements of Cash Flows -- Six months ended June 30, 1997 and 1996.

     Notes to consolidated financial statements -- June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings
Item 2.   Changes in Securities
Item 3.   Defaults upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       Children's Broadcasting Corporation
                           Consolidated Balance Sheet
                                   (Unaudited)

                                                                       June 30           December 31
                                                                         1997                1996
                                                                     -----------         -----------
      Assets

Current assets:
  Cash and Cash Equivalents                                           $2,693,054          $3,370,038
  Accounts Receivable                                                  1,667,150           1,589,680
    Allowance For Bad Debts                                             (119,651)            (93,500)
  Prepaid Expenses                                                       390,365             190,398
  Trade Activity, Net                                                    (14,519)             37,612
                                                                     -----------         -----------
      Total Current Assets                                             4,616,399           5,094,228

  Property & Equipment, Net                                            4,851,788           4,274,931
  Broadcast Licenses, Net                                             20,042,948          16,724,653
  Intangible Assets, Net                                               2,796,073           2,513,539
                                                                     -----------         -----------
      Total Assets                                                   $32,307,208         $28,607,351
                                                                     -----------         -----------
                                                                     -----------         -----------
    Liabilities & Shareholders' Equity

Current Liabilities:
  Accounts Payable                                                    $1,667,222          $1,266,492
  Accrued Interest                                                       124,453              84,146
  Other Accrued Expenses                                                 916,391           1,000,194
  Line of Credit                                                         506,006             164,162
  Long-Term Debt - Current Portion                                    13,944,834           8,033,758
  Obligation Under Capital Lease - Current Portion                        29,140              34,705
                                                                     -----------         -----------
      Total Current Liabilities                                       17,188,046          10,583,457

  Long-Term Debt - Net of Current Portions                             2,676,596           1,365,992
  Obligation Under Capital Lease                                          62,646              70,790
                                                                     -----------         -----------
      Total Liabilities                                               19,927,288          12,020,239
                                                                     -----------         -----------
Shareholders' Equity:
  Common Stock, $.02 Par Value:
    Authorized shares - 50,000,000
    Issued & outstanding shares - Voting: 6,128,850
    1997 and 5,440,817-- 1996;
    Issued and Outstaning Shares - 189,041 nonvoting -
    1997 and 1996                                                        126,358             115,966
  Additional Paid-In Capital                                          44,893,233          42,775,092
  Stock Subscription Receivable                                         (400,000)                  -
  Accumulated Deficit                                                (32,239,671)        (26,303,946)
                                                                     -----------         -----------
      Total Shareholders' Equity                                      12,379,920          16,587,112
                                                                     -----------         -----------
  Total Liabilities & Shareholders' Equity                           $32,307,208         $28,607,351
                                                                     -----------         -----------
                                                                     -----------         -----------

                       Children's Broadcasting Corporation
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                                      June 30                     June 30
                                                            -------------------------     -------------------------
                                                                1997         1996            1997           1996
                                                                            Restated                      Restated
                                                            ----------     ----------     ----------     ----------
  Revenues:
    Owned, Operated and LMA Stations                        $1,108,460     $1,082,178     $2,052,715     $1,940,658
    Network                                                    308,452        249,289        514,918        606,832
                                                           -----------    -----------    -----------    -----------
      Revenues                                              $1,416,912     $1,331,467      2,567,633      2,547,490

  Operating Expenses:
    Owned, Operated and LMA Stations:
      General and Administrative                               771,485        524,774      1,529,125        994,212
      Technical and Programming                                303,609        222,073        543,882        421,875
      Selling                                                  555,083        341,642        896,598        682,169
                                                           -----------    -----------    -----------    -----------
                                                             1,630,177      1,088,489      2,969,605      2,098,256

    Network:
      General and Administrative                               144,205        222,156        295,025        448,140
      Programming                                              219,931        212,997        426,911        431,127
      Selling                                                  494,738        215,279        949,326        428,070
      Marketing                                                 31,816        123,718        151,056        243,949
      Magazine                                                       -         62,396              -        125,541
                                                           -----------    -----------    -----------    -----------
                                                               890,690        836,546      1,822,318      1,676,827

    Corporate                                                1,103,896        514,712      1,991,196        956,889
    Depreciation & Amortization                                544,472        559,320      1,003,035      1,091,085
    Write off of Deferred Warrant Expenses                           -      1,662,378              -      1,662,378
                                                           -----------    -----------    -----------    -----------
      Total Operating Expenses                               4,169,235      4,661,445      7,786,154      7,485,435

  Loss From Operations                                      (2,752,323)    (3,329,978)    (5,218,521)    (4,937,945)
  Interest Expense (Net of Interest Income)                    403,208         38,811        717,204        306,717



  Net Loss                                                 ($3,155,531)   ($3,368,789)   ($5,935,725)   ($5,244,662)
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------
                                                                ($0.51)        ($0.63)        ($0.99)        ($1.16)
  Net Loss Per Share
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------


  Weighted Average Number of Shares Outstanding              6,133,000      5,427,000      6,019,500      4,583,000
                                                           -----------    -----------    -----------    -----------
                                                           -----------    -----------    -----------    -----------

                       Children's Broadcasting Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                  Amended
                                                                             Six Months Ended
                                                                                  June 30
                                                                     -------------------------------
                                                                         1997                1996
                                                                     -----------         -----------
  Cash Flows from Operating Activities:
  Net Loss                                                           ($5,935,725)        ($5,244,662)

  Adjustments to Reconcile Net Loss to Net
    Cash Used In Operating Activities:
      Depreciation & Amortization                                      1,003,035           1,091,085
      Amortization and Write off of Deferred Warrant Expense                   -           1,971,629
      Trade Activity                                                      52,131            (144,785)
      Interest Expense on Seller Note Payable                             51,619
      Decrease (Increase) in:
        Accounts Receivable                                              (51,319)           (132,343)
        Prepaid Expenses                                                (151,280)            338,133
        Inventory                                                              -              (3,214)
      Increase (Decrease) in:
        Accounts Payable                                                 611,914            (234,372)
        Accrued Interest                                                  40,307            (251,969)
        Other Accrued Expenses                                           (83,803)            (91,129)
                                                                     -----------         -----------
        Net Cash Used in Operations                                   (4,463,121)         (2,701,627)
                                                                     -----------         -----------

  Cash Flows from Investing Activities:
    Sale/Purchase of Property & Equipment                               (533,398)           (675,866)
    Sale/Purchase of Intangible Assets                                (1,772,140)         (8,538,434)
                                                                     -----------         -----------
        Net Cash Used in Investing Activities                         (2,305,538)         (9,214,300)
                                                                     -----------         -----------

  Cash Flows from Financing Activities:
    Increase/(Decrease) of Line of Credit                                341,844                   -
    Payment of Capital Lease Obligation                                  (13,709)            (69,307)
    Payment of Debt                                                     (312,079)         (4,811,139)
    Proceeds from Debt Financings                                      6,015,000             900,000
    Proceeds from Issuance of Common Stock                                60,619          19,850,826
                                                                     -----------         -----------
        Net Cash Provided by Financing Activities                      6,091,675          15,870,380
                                                                     -----------         -----------

  Increase/(Decrease) in Cash                                           (676,984)          3,954,453
  Cash - Beginning of Period                                           3,370,038             587,292
                                                                     -----------         -----------
  Cash - End of Period                                                $2,693,054          $4,541,745
                                                                     -----------         -----------
                                                                     -----------         -----------

  Supplemental Disclosure of Cash Flow Information:

    Cash Paid During the Period for Interest                            $597,534            $500,046
                                                                     -----------         -----------
                                                                     -----------         -----------


Supplemental Disclosure of Noncash Investing and Financing Activities:
  During the six months ended June 30, 1997:

     The Company recognized revenues of $401,617 and expenses of $453,748 through barter activity.

     In connection with the purchase of the radio broadcast license and certain other assets in the Chicago market, the Company issued a note payable to the seller of $1,400,000 and a non-competition agreement of $320,495 (see Note A).

     The Company issued 65,377 shares of common stock to satisfy $201,735 of principal and $100,307 of interest due through November 1997 on the note payable described above (see Note A).

     The Company issued 38,776 shares of common stock valued at $211,184 for payment of attorney fees related to the ABC/Disney litigation (see Note C).

     The Company issued 82,051 shares of common stock valued at $400,000 related to the acquisition of the radio broadcast license and certain other assets in Tulsa (see note B).

     The Company issued 37,500 shares ofcommon stock valued at $154,688 for a brokerage fee in relation to securing the financing from Foothill Capital Corporation (see Note D).

     The Company issued 268,607 shares of common stock valued at $1,000,000 related to the acquisition of the radio broadcast license and certain other assets in Phoenix (see Note E).

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1997

The following significant transactions occurred during the first six months of 1997 and are considered non-recurring:

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

B. On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS-AM in the Tulsa market for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051 shares of common stock to the seller in exchange for a subscription note receivable of $400,000 which bears interest at a variable rate (11.25% at June 30, 1997). The Company expects that the seller will satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement sometime in the second half of 1997.

C. In February and April 1997, the Company issued an aggregate of 38,776 shares of common stock valued at $211,184 to satisfy payment due for attorney fees related to the ABC/Disney litigation.

D. In March 1997, the Company issued 37,500 shares of common stock to Southcoast Capital in consideration for their part in securing the financing agreement the Company entered into with Foothill Capital Corporation.

E. In May 1997, the Company purchased the radio broadcast license and certain other assets of radio station KIDR-AM in the Phoenix market. Consideration for the acquisition consisted of the issuance of 268,607 shares of the Company's common stock valued at $1,000,000.

F. In July 1997, the Company signed a definitive purchase agreement to sell all of its owned and operated AM radio stations to Global Broadcasting Company, Inc. ("Global") for the aggregate sale price of $72,500,000. Such purchase agreement calls for a total of $3,500,000 to be deposited into escrow prior to closing. The purchaser satisfied the escrow requirement in the form of a note secured by certain assets of Global. The sale is subject to satisfactory completion of the purchaser's due diligence, shareholder approvals, and customary closing conditions including but not limited to approval of the Federal Communications Commission. The transaction is expected to close by February 1998. Upon completion of this transaction, the Company expects that it will report a significant taxable gain and anticipates recognizing the tax benefit from utilizing its net operating loss carryforwards. This benefit, which will represent a reduction in the taxes payable upon completion of the sale, is estimated to be approximately $8,100,000 as of December 31, 1996 and continues to be subject to a full valuation allowance as of this interim date due to the uncertainity associated with the culmination of this transaction.

G. In July 1997, the Company entered into an amended and restated loan and security agreement with Foothill Capital Corporation ("Foothill"). Per the agreement, Foothill advanced the Company an additional $5,400,000 ($2,400,000 of which was advanced in late June in anticipation of successfully completing the agreement shortly thereafter) at the existing interest rate of 2.75% above prime. Pursuant to the agreement, the Company issued Foothill a warrant to purchase 100,000 shares of its common stock at a purchase price of $5.29 per share. Repayment of the loan is scheduled to begin January 1, 1998.

H.   In July 1997, the Company acquired an equity interest in Harmony
     Holdings, Inc. ("Harmony") by purchasing 1,369,231 shares of Harmony's common stock and options to acquire an additional 550,000 shares of Harmony's common stock exercisable at $1.50 per share. Consideration for the acquisition aggregated $4,007,500, consisting of cash payments totaling $3,760,000 and 60,000 shares of the Company's common stock valued at $247,500. Of such cash consideration, $1,250,000 was obtained from individual lenders, evidenced by notes bearing interest rates of 10% per annum, payable in July 1998, $2,400,000 was obtained pursuant to the amended and restated loan and security agreement with Foothill and $110,000 originated from the Company's working capital.

NOTE 3--RESTATEMENT OF PRIOR YEAR'S INTERIM FINANCIAL STATEMENTS

The Company has restated the net loss per share and weighted average number of shares outstanding for the three and six months ended June 30, 1996. The effect of the restatement is as follows:

                                      Three Months Ended June 30, 1996
                                      --------------------------------
                                        As Previously          As
                                           Reported         Restated
                                       ----------------   ------------
Net loss per share                            ($0.91)          ($0.63)
                                           ---------        ---------

Weighted average number
  of shares outstanding                    3,736,000        5,427,000
                                           ---------        ---------

                                        Six Months Ended June 30, 1996
                                      --------------------------------
                                         As Previously         As
                                           Reported         Restated
                                       ----------------   ------------
Net loss per share                            ($1.43)          ($1.16)
                                           ---------        ---------

Weighted average number
  of shares outstanding                    3,736,000        4,583,000
                                           ---------        ---------

ITEM 2.

     This discussion and analysis contains certain forward-looking terminology such as "believes," "expects," "anticipates," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein. Please refer to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 for additional factors known to the Company that may cause actual results to vary.

GENERAL

     The Company has developed a radio programming format, Aahs World Radio(sm), designed and directed toward pre-teen children and their parents. The Company has developed a network of radio stations, both by acquisition of radio stations and the entry into affiliation agreements with independently-owned radio stations, for the purpose of distributing the Company's Aahs World Radio format. Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. This source will continue to remain a substantial source of revenue for 1997, as the Company must maintain its affiliate support staff and national programming staff. While these costs are not expected to materially increase during this period, they will remain a substantial part of the Company's overall expenses.

     In July 1997, the Company signed a definitive purchase agreement to sell all of its owned and operated AM radio stations including such stations' radio broadcast licenses and certain other assets. The transaction is expected to be completed by February 1998. The Company's business plan following the sale of such assets is to continue creating and distributing children's programming content responsive to today's pre-teens and their parents. The Company intends to develop ancillary audio streams for Aahs programming and to continue to serve its network affiliates.

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

RESULTS OF OPERATIONS:

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED 30, 1996.

     REVENUE:

          Owned, Operated and LMA Station Revenues:

          Total revenues from the Company's owned, operated and LMA stations increased 2% from $1,082,000 in the second quarter of 1996 to $1,108,000 for the same period in 1997. Revenues during the first half of 1997 increased 6% from $1,941,000 in 1996 to $2,053,000 in the same period of 1997. Cash revenues from the Company's properties acquired during or after the first half of 1996 accounted for an increase of $297,000 while cash revenue for the previously existing properties decreased $209,000. Trade/Barter revenues increased $24,000 in the first half of 1997 compared to the first half of 1996.

          Network:

          Total revenues of $308,000 were produced by the network during the second quarter of 1997, an increase of $59,000 or 24% compared to the second quarter of 1996. Revenues for the first half of 1997 decreased $92,000 or 15% to compared to the same period in 1996. This decrease in network revenues in the first half of 1997 was due in part to the down time experienced as the Company began rebuilding its national sales department after the cancellation of the ABC/Disney joint operations agreement in the last half of 1996. The Company has rehired a national sales staff similar in size to its staff prior to the ABC/Disney agreement.

     OPERATING EXPENSES:

          Owned, Operated and LMA Station Expenses:

          General and administrative expenses increased 47% to $771,000 for the second quarter of 1997 from $525,000 in the same period of 1996. These expenses increased $535,000 or 54% for the first six months of 1997 compared to the same period in 1996. Of this increase, $297,000 was related to the properties acquired during or after the first half of 1996. At previously existing properties, compensation increased $114,000, bad debt expense increased $56,000, property taxes increased $14,000, utilities and telephone expenses increased $15,000 and billboard expense increased $39,000.

          Technical and programming expenses increased to $304,000 in the second quarter of 1997 from $222,000 during the same period in 1996. During the first six months of 1997, these expenses increased 29% over the same period in 1996. This increase can be directly attributed to the acquisition of radio broadcast licenses and related assets during or after the first half of 1996.

          Sales expenses were $555,000 in the second quarter of

1997 compared to $342,000 in the second quarter 1996. Sales expense for the first half of 1997 increased 31% from $682,000 in 1996 to $897,000 in 1997.
An increase of $143,000 was related to the properties acquired during or after the first half of 1996 and an increase of $173,000 was related to trade/barter activity at all the stations. The stations which the Company operated for the full six months of both 1996 and 1997 experienced a decrease in sales personnel compensation of $153,000 and an increase in promotion and advertising expense of $52,000.

          Network Expenses:

          General and administrative expenses decreased $78,000 in the second quarter of 1997 to $144,000 as compared to $222,000 for the second quarter of 1996. These expenses decreased 34% during the first six months of 1997 as compared to the same period in 1996 primarily due to the elimination of the monthly fee related to the joint operating agreement with ABC/Disney which has since been terminated.

          Programming expenses increased $7,000 to $220,000 in the second quarter of 1997 compared to $213,000 in the same period of 1996, and decreased $4,000 to $427,000 in the first six months of 1997 from $431,000 during the first six months of 1996. The overall decrease was due to the elimination of the line charges related to past programming.

          Sales expenses increased 130% from $215,000 in the second quarter of 1996 to $495,000 in the same period of 1997. Sales expenses increased 122% from $428,000 in during the first half of 1996 to $949,000 in the same period of 1997. These sales expenses relate to both advertising sales and affiliate relations sales. Expenses have increased as the Company rebuilt its advertising sales staff, providing supplemental training, and increasing travel. Additionally, in the last quarter of 1996, the network implemented a sales development team which assists the newly acquired owned and operated stations in their sales efforts.

          Marketing expenses were $32,000 during the second quarter of 1997 compared to $124,000 in that same period in 1996, a decrease of 74%. During the first six months of 1997, marketing expenses decreased $93,000 or 38% compared to the same period of 1996. The Company began developing this department in 1996 and although expenses have been about $20,000 per month the Company anticipates expenses will increase to levels of approximately $40,000 per month as it becomes fully operational. During the first half of 1997, activities in this category included advertising, research and promotion.

          Corporate charges were $1,104,000 in the second quarter of 1997 compared to $515,000 in the second quarter of 1996, representing an increase of 114%. Corporate charges increased 108% in the first six months of 1997 compared to the same period in 1996. This increase is attributable to an increase in outside service fees including $221,000 of legal and accounting fees related to stock, trademark, employee matters, SEC filings and audits and $150,000 of management fees. Additionally, during the first half of 1997, the Company incurred $661,000 of expenses relating to the ABC/Disney litigation. Such litigation is anticipated to be costly and may continue to reduce the Company's working capital. The Company registered 200,000 shares of common stock to be used to finance this litigation, of which 38,776 shares had been issued as of June 30, 1997.

          Depreciation and amortization decreased to $544,000 in the second quarter of 1997 from $559,000 in the second quarter of 1996. For the first six months, depreciation and amortization of $1,003,000 was $88,000 or 8% lower than the same period in 1996. No amortization of deferred expenses was recorded in 1997 due to the cancellation of the ABC/Disney warrant, the value of which had been amortized during the first half 1996. Depreciation and amortization expense, exclusive of the ABC/Disney warrant, increased $511,000 in the first six months of 1997 as compared to the same period of 1996, due to the acquisition of radio broadcast licenses and certain other assets during and after the first half of 1996.

          Net interest expense for the second quarter of 1997 was $403,000, an increase of $364,000 over the second quarter of 1996. Net interest expense for the first half of 1997 increased 134% from $307,000 to $717,000, due to the additional interest incurred related to the Foothill Capital Corporation ("Foothill") financing in 1997.

          The net loss decreased 6% in the second quarter of 1997 to $3,156,000 down $213,000 from the second quarter of 1996. For the first six months, net loss of $5,936,000 was $691,000 or 13% higher than the same period in 1996. Consistent with its business plan and network strategy, the Company will seek to expand its coverage of the United States through affiliation or potential acquisition of additional radio stations. The Company recognizes the recent announcement to sell its owned and operated stations may impact this plan, and will cause a decrease in coverage at the time the stations are sold. The Company expects to incur operating losses throughout 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, as measured by its working capital, was a negative $12,572,000 at June 30, 1997 compared to negative working capital of $5,489,000 at December 31, 1996. The Company's negative net working capital position through the second quarter of 1997 was the result of the reclassification of the long-term portion of the Foothill Term Loan as the Company did not meet certain restrictive financial covenants contained in its Credit Agreement with Foothill as of December 31, 1996 and June 30, 1997. The failure to meet these covenants was principally due to the Company's continued operating losses. Foothill waived its rights pursuant to the December 31, 1996, March 31, 1997 and June 30, 1997
violations. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or if Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at June 30, 1997, aggregating $13,679,500, have been entirely classified as current obligations, even though $7,299,500 of this amount is not scheduled to be repaid until after
June 30, 1998. The Company has discussed with Foothill past waivers and will continue discussing the possibility of reviewing the covenant requirements in an effort to avoid future violations. Exclusive of this reclassification, the Company's net working capital decreased $6,136,000 from $864,000 at December
31, 1996 to a deficit of $5,272,000 at June 30, 1997.   This decrease was the
result of the Company's use of cash to purchase a radio broadcast license and certain other assets in the Chicago market and the debt associated with that purchase (see Note A), as well as the increase in debt resulting from the amended and restated loan and security agreement with Foothill (see Note G).

     At present, the Company has experienced a cash working capital loss of approximately $500,000 per month. The Company expects this loss per month to decrease as it heads into stronger revenue months. Typically, the first quarter is the weakest sales quarter for broadcast entities. While the pending sale by the Company of all of its stations may adversely impact future revenue if consummated, the Company has formulated plans to decrease its expenses to offset any possible loss of revenue. Such sale will, however, provide the Company with sufficient working capital to meet its cash requirements. The Company anticipates that its network advertising and owned and operated station revenues will continue to fall short of expenses from operations throughout 1997. The Company believes it will need to obtain additional financing in the later months of 1997 or early 1998 if the planned sale of the stations is delayed or does not occur. If the Company is not able to obtain adequate financing or financings on acceptable terms, it could (a) be forced to reduce or terminate its operations, (b) curtail acquisitions or other projects, (c) sell or lease current assets, (d) delay certain capital projects or (e) potentially default on obligations to creditors, all of which may be materially adverse to the Company's operations and prospects.

     Part of the Company's strategy for development and expansion of its network has included acquiring and/or operating radio properties in key U.S. markets. Financing would be required to fund future operations and the expansion of its radio network or other acquisitions. There can be no assurance that any such financing will be available to the Company when required, or if available, that it would be on terms acceptable or favorable to the Company. The Company believes, however, that the financing it received from Foothill will be sufficient to operate the Company through the pending sale of its stations. Because the Foothill financing required the Company to grant liens and security interests to the lender in substantially all of the assets of the Company, this financing may limit the Company's ability to incur additional indebtedness in connection with future financings in the event future funding is required by the Company. The Foothill financing also requires the Company to meet various operating covenants and there can be no assurance that the Company will be able to perform in accordance with such covenants. Any additional capital the Company may require may necessitate the sale of equity securities, which could result in significant dilution to the Company's shareholders. Failure of the Company to obtain additional financing when required could materially and adversely affect its acquisition and operational strategy.

     Consolidated cash was $2,693,000 at June 30, 1997 and $3,370,000 at December 31, 1996, a decrease of $677,000.

     Accounts receivable at June 30, 1997 increased $51,000 from December 31, 1996 and prepaid expenses at June 30, 1997 increased $200,000 from December 31, 1996. Accounts payable at June 30, 1997 increased $401,000 from December 31, 1996, accrued interest increased $40,000 from December 31, 1996 to June 30, 1997 and other accrued expenses decreased $84,000 during that same period. The $4,462,000 cash used for operations was provided by the proceeds received through the additional Foothill financing.

     During the first half of 1997, $2,306,000 of cash was used for investing activities. This cash was used primarily to purchase the radio broadcast license and certain other assets in the Chicago market.

     Cash obtained through financing activities amounted to $6,091,000 during the first half of 1997. This cash represents the proceeds received from the release of the $4,000,000 holdback from Foothill, an additional $2,400,000 obtained from Foothill pursuant to the amended and restated loan and security agreement, and the use of the line of credit related to the Foothill financing, less the repayment of debt.

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

PART II.  OTHER INFORMATION

ITEM 1. THROUGH 4.

     Not applicable

ITEM 5.

     The Company has accepted from Global Broadcasting Company, Inc. ("Global"), the escrow deposit required under the asset purchase agreement. The deposit was delivered in the form of a $3,500,000 note, which is secured by assets of Global. The Company is selling its 14 owned and operated AM radio stations for the aggregate sale price of $72,500,000. The purchase price is payable in cash at closing, which is anticipated to occur in approximately six months. The Company retains all intellectual property, programming and its affiliate network of stations, as well as its lawsuit against The Walt Disney Company and ABC Radio Networks. It remains the Company's present intention to continue its mission to create and distribute children's programming content responsive to today's kids and families.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 FINANCIAL DATA SCHEDULE

          (b) The Company filed the following documents with the Commission (File No. 0-21534) during the quarter for which this report is filed:

               (1) The Company's Current Report on Form 8-K filed on June 6, 1997 (File No. 0-21534), relating to the Company acquiring and AM radio broadcast license and certain other broadcasting equipment in the Phoenix metropolitan area.

               (2) The Company's Current Report on Form 8-K filed on June 9, 1997 (File No. 0-21534), relating to the Company signing a letter of intent to sell to Global Broadcasting Company, Inc. all of its owned and operated AM radio stations for an aggregate purchase price of $72,500,000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 1997.

                                   CHILDREN'S BROADCASTING
                                   CORPORATION

                                   By:  /s/ James G. Gilbertson
                                        -------------------------------
                                        Treasurer (Chief Operating
                                        Officer and Chief Financial
                                        Officer)

                          EXHIBIT INDEX


               Exhibit
               Number                   Description
               -------                  --------------
                 27                     Financial Data Schedule