Form 10QSB
period 1997-09-30
CHILDRENS BROADCASTING CORP
filed 1997-11-14
CIK 882160

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


 (Mark One)
 [X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For Quarterly period ended September 30, 1997 or
                            ------------------

 [ ] Transition report under to section 13 or 15(d) of the Securities Exchange Act of 1934
 For the Transition period from                to
                               ----------------   ----------------
 Commission File No. 0-21534
                     -------

                          Children's Broadcasting Corporation
                     ----------------------------------------------
            (Exact name of small business issuer as specified in its charter)

                    Minnesota                        41-1663712
               ------------------                 ----------------
          (State or other jurisdiction of          (IRS Employer
          incorporation or organization)        Identification Number)

             724 First Street North-4th Floor, Minneapolis, MN    55401
           ---------------------------------------------------------------
             (Address of principal executive office, including zip code)

                                   (612) 338-3300
                   -------------------------------------------------
                    Issuer's telephone number, including area code

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X      No
       ------       -----

     As of November 11, 1997, there were outstanding 6,402,891 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996.

    Consolidated Statements of Operations -- Three and nine months ended September 30, 1997 and 1996.

    Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996.

    Notes to consolidated financial statements  -- September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

PART I.FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS


                         CHILDREN'S BROADCASTING CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                 SEPTEMBER 30   DECEMBER 31
                                                    1997            1996
                                                -------------  ------------
                               ASSETS

Current assets:
  Cash and Cash Equivalents                     $  1,710,253   $  3,370,038
  Accounts Receivable                              1,786,805      1,589,680
    Allowance For Bad Debts                          (92,893)       (93,500)
  Prepaid Expenses                                   258,255        190,398
  Trade Activity, Net                                  7,236         37,612
                                                ------------   ------------
       TOTAL CURRENT ASSETS                        3,669,656      5,094,228

  Property & Equipment, Net                        4,822,167      4,274,931
  Broadcast Licenses, Net                         19,781,224     16,724,653
  Investment in Harmony                            6,511,068           -
  Intangible Assets, Net                           3,012,326      2,513,539
                                                ------------   ------------
       TOTAL ASSETS                             $ 37,796,441   $ 28,607,351
                                                ------------   ------------
                                                ------------   ------------

                LIABILITIES & SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                              $  1,824,782   $  1,266,492
  Accrued Interest                                   181,130         84,146
  Other Accrued Expenses                             602,332      1,000,194
  Escrow Payment Payable                             796,000            -
  Line of Credit                                     346,630        164,162
  Short-Term Debt - Directors and Shareholders     1,250,000            -
  Long-Term Debt - Current Portion                20,265,292      8,033,758
  Obligation Under Capital Lease - Current
    Portion                                           26,352         34,705
                                                ------------   ------------
       TOTAL CURRENT LIABILITIES                  25,292,518     10,583,457

Long-Term Debt - Net of Current Portions           2,589,008      1,365,992
Obligation Under Capital Lease                        55,732         70,790
                                                ------------   ------------
       TOTAL LIABILITIES                          27,937,258     12,020,239
                                                ------------   ------------
Shareholders' Equity:
  Common Stock, $.02 Par Value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - Voting:
      6,213,850 -- 1997 and 5,609,239 -- 1996;
    Issued and Outstaning Shares - 189,041
      nonvoting - 1997 and 1996                      128,058        115,966
  Additional Paid-In Capital                      45,194,033     42,775,092
  Stock Subscription Receivable                     (400,000)           -
  Accumulated Deficit                            (35,062,908)   (26,303,946)
                                                ------------   ------------
       TOTAL SHAREHOLDERS' EQUITY                  9,859,183     16,587,112
                                                ------------   ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 37,796,441   $ 28,607,351
                                                ------------   ------------
                                                ------------   ------------

                      CHILDREN'S BROADCASTING CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30               SEPTEMBER 30
                                             -------------------------- --------------------------
                                                  1997          1996         1997         1996
                                                              RESTATED                  RESTATED
                                             ------------  ------------ ------------  ------------
REVENUES:

    Owned, Operated and LMA Stations         $ 1,069,321   $   957,596   $ 3,122,036  $ 2,898,254
    Network                                      612,125       427,425     1,127,043    1,034,257
                                             -----------   -----------   -----------  -----------
       REVENUES                              $ 1,681,446   $ 1,385,021     4,249,079    3,932,511

OPERATING EXPENSES:
    Owned, Operated and LMA Stations:
       General and Administrative                747,702       599,946     2,276,826    1,594,158
       Technical and Programming                 293,805       259,711       837,687      681,586
       Selling                                   317,780       391,169     1,214,378    1,073,338
                                             -----------   -----------   -----------  -----------
                                               1,359,287     1,250,826     4,328,892    3,349,082

    Network:
       General and Administrative                134,390       238,508       429,415      686,648
       Programming                               236,230       220,140       663,141      651,267
       Selling                                   366,158       268,249     1,315,484      696,319
       Marketing                                  (6,060)       60,030       144,996      303,979
       Magazine                                      -             -             -        125,542
                                             -----------   -----------   -----------  -----------
                                                 730,718       786,927     2,553,036    2,463,755

    Corporate                                  1,149,382       446,118     3,140,578    1,403,007
    Depreciation & Amortization                  549,770       483,061     1,552,805    1,574,146
    Write off of Deferred Warrant Expenses           -             -             -      1,662,378
                                             -----------   -----------   -----------  -----------
       TOTAL OPERATING EXPENSES                3,789,157     2,966,932    11,575,311   10,452,368
                                             -----------   -----------   -----------  -----------
LOSS FROM OPERATIONS                          (2,107,711)   (1,581,911)   (7,326,232)  (6,519,857)
Interest (Expense) Net of Interest Income       (546,395)      144,794    (1,263,599)    (161,923)
Equity Income/(Loss) in Harmony                 (169,132)          -        (169,132)         -

NET LOSS                                     ($2,823,238)  ($1,437,117)  ($8,758,963) ($6,681,780)
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------
NET LOSS PER SHARE                                ($0.44)       ($0.26)       ($1.43)      ($1.38)
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                  6,384,500     5,646,000     6,142,500    4,940,000
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

                         CHILDREN'S BROADCASTING CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                            Nine Months Ended
                                                                               September 30
                                                                ------------------------------------------
                                                                     1997                          1996
                                                                -------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          ($8,758,963)                 ($6,681,780)
Adjustments to Reconcile Net Loss to Net
  Cash Used In Operating Activities:
    Depreciation & Amortization                                     1,552,805                    1,574,146
    Loss/(Income) In Equity Basis Investee                            169,132                          -
    Amortization and Write off of Deferred Warrant Expense                -                      1,978,890
    Trade Activity                                                     30,376                      (93,059)
    Interest Expense on Bridge Loan Warrants                              -                        309,251
    Interest Expense on Seller Note Payable                            81,113                          -
    Decrease (Increase) in:
    Accounts Receivable                                              (197,732)                    (511,585)
    Prepaid Expenses                                                  (48,663)                     430,971
    Inventory                                                             -                         (4,839)
  Increase (Decrease) in:
      Accounts Payable                                                769,474                      (61,775)
      Accrued Interest                                                 96,984                     (299,745)
      Other Accrued Expenses                                         (397,862)                       2,489
                                                                -------------                 ------------
      NET CASH USED IN OPERATIONS                                  (6,703,336)                  (3,357,036)
                                                                -------------                 ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/Purchase of Property & Equipment                              (693,634)                  (1,313,760)
  Sale/Purchase of Intangible Assets                               (2,086,582)                 (10,430,304)
  Investment in Harmony Holdings                                   (5,636,700)                         -
                                                                -------------                 ------------
      NET CASH USED IN INVESTING ACTIVITIES                        (8,416,916)                 (11,744,064)
                                                                -------------                 ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase/(Decrease) of Line of Credit                               182,468                          -
  Payment of Capital Lease Obligation                                 (23,411)                     (73,607)
  Payment of Debt                                                    (352,663)                  (5,654,135)
  Proceeds from Debt Financings                                    13,538,454                      900,000
  Proceeds from Issuance of Common Stock                              115,619                   20,227,075
                                                                -------------                 ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                    13,460,467                   15,399,333
                                                                -------------                 ------------
Increase/(Decrease) in Cash                                        (1,659,785)                     298,233
Cash - Beginning of Period                                          3,370,038                      587,292
                                                                -------------                 ------------
CASH - END OF PERIOD                                               $1,710,253                  $   885,525
                                                                -------------                 ------------
                                                                -------------                 ------------
Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Period for Interest                        $1,240,315                   $   548,544
                                                                -------------                 ------------
                                                                -------------                 ------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the nine months ended September 30, 1997:

The Company recognized revenues of $577,901 and expenses of $608,277 through barter activity.

In connection with the purchase of a radio broadcast license and certain other assets in the Chicago market, the Company issued a note payable to the seller of $1,400,000 and a non-competition agreement of $320,495 (see Note A).

The Company issued 65,377 shares of common stock to satisfy $201,735 of principal and $100,307 of interest due through November 1997 on the note payable described above (see Note A).

The Company's litigation attorneys sold 38,776 shares of common stock valued at $211,184 in payment of attorney fees related to the ABC/Disney litigation (see Note C).

The Company issued 82,051 shares of common stock valued at $400,000 related to the acquisition of a radio broadcast license and certain other assets in Tulsa (see note B).

The Company issued 37,500 shares of common stock valued at $154,688 for a payment of fees in relation to securing financing from Foothill Capital Corporation (see Note D).

The Company issued 268,607 shares of common stock valued at $1,000,000 related to the acquisition of a radio broadcast license and certain other assets in Phoenix (see Note E).

In connection with its investment in Harmony Holdings, Inc. (Harmony), the Company issued 60,000 shares of common stock valued at $247,500 to an individual director of Harmony. Additionally, a portion of the Harmony escrow payment remained payable at September 30, 1997 totaling $796,000 (see Note H).

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1997

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1997

The following significant transactions occurred during the first nine months of 1997 and are considered non-recurring:

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

B. On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS-AM in the Tulsa market for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051 shares of common stock to the seller in exchange for a subscription note receivable of $400,000 which bears interest at a variable rate (11.25% at September 30, 1997). The Company expects that the seller will satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement during the final quarter of 1997.

C. The Company issued 200,000 shares of its common stock to its litigation counsel in connection with the ABC/Disney litigation. The Company also registered such shares for resale. A number of these shares have been sold by the litigation counsel to satisfy a portion of this litigation expense.

D. In March 1997, the Company issued 37,500 shares of common stock to Southcoast Capital in consideration for their part in securing the financing agreement the Company entered into with Foothill Capital Corporation.

E. In May 1997, the Company purchased the radio broadcast license and certain other related assets of radio station KIDR-AM in the Phoenix market. Consideration for the acquisition consisted of the issuance of 268,607 shares of the Company's common stock valued at $1,000,000.

F. In July 1997, the Company signed a definitive purchase agreement (the "Agreement") to sell all of its owned and operated AM radio stations to Global Broadcasting Company, Inc. ("Global") for the aggregate sale price of $72,500,000 (the "Transaction"). Such purchase agreement calls for a total of $3,500,000 to be deposited into escrow prior to closing. The purchaser satisfied the escrow requirement in the form of a note secured by certain assets of Global. The Company estimates that after deducting expenses of the Transaction, taxes and repayment of indebtedness, it will have approximately $47,000,000 of net assets, of which approximately $37,000,000 will be cash. The sale is subject to shareholder approval and customary closing conditions including, but not limited to, approval of the Federal Communications Commission.

    On November 11, 1997, Global delivered to the Company evidence of the commitments by its lender to finance the Transaction. Global and the Company had entered into an agreement whereby Global was required to produce such evidence by such date or replace the escrow note with cash. Had such steps not been taken, the Agreement's "no-shop" provision would have been automatically amended to allow the Company to solicit contingent transactions.

    The Transaction is expected to close in the first quarter of 1998. Upon completion of the Transaction, the Company expects that it will report a significant taxable gain and anticipates recognizing a related benefit from the utilization of its net operating loss carryforwards. This benefit, estimated to be approximately $8,100,000 as of December 31, 1996, continues to be subject to a full valuation allowance as of this interim date.

G. In July 1997, the Company entered into an amended and restated loan and security agreement (the "Loan Agreement") with Foothill Capital Corporation ("Foothill"). Pursuant to the

    Loan Agreement, Foothill advanced the Company an additional $5,400,000 ($2,400,000 of which was advanced in late June and $3,000,000 was advanced in July) at the existing interest rate of 2.75% above prime. Also pursuant to the Loan Agreement, the Company issued Foothill a warrant to purchase 100,000 shares of its common stock at a purchase price of $5.29 per share. In September 1997, the Company executed an amendment to the Loan Agreement pursuant to which Foothill agreed to advance the Company another $5,800,000. Of this advance, the Company received $3,600,000 in September, and the remaining $2,200,000 in October. Repayment of the loan is scheduled to begin March 1998.

H.  In July 1997, the Company acquired an equity interest in Harmony
    Holdings, Inc. ("Harmony") by purchasing 1,369,231 shares of Harmony's common stock and options to acquire an additional 550,000 shares of Harmony's common stock exercisable at $1.50 per share. Consideration for the acquisition aggregated $4,007,500, consisting of cash payments totaling $3,760,000 and 60,000 shares of the Company's common stock valued at $247,500. Of such cash consideration, (i) $1,250,000 was obtained from three individual lenders, two of which are directors of the Company and the third is a less than five percent shareholder of the Company, evidenced by notes bearing interest rates of 10% per annum, payable in July 1998, (ii) $2,400,000 was obtained pursuant to the Loan Agreement with Foothill and (iii) $110,000 originated from the Company's working capital. In September 1997, the Company purchased an additional 786,686 shares of Harmony's common stock and options to acquire an additional 200,000 shares of Harmony's common stock exercisable at $1.50 per share. Consideration for the acquisition was $2,614,052 in cash obtained through the amended Loan Agreement with Foothill. Payment of $1,818,000 was made in September 1997 and the remaining $796,000 was paid on October 6, 1997.

    The Company's investment represented 33.9% of the outstanding common stock of Harmony at September 30, 1997 (40.7% assuming the Company's options were exercised). The aggregate purchase price paid of $6,680,200 (including transaction costs totaling $58,648) includes $4,370,000 in excess of the Company's prorata share of the fair market value of Harmony's net tangible assets. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven year estimated useful life.

    Harmony's operation and the Company's equity in the earnings (loss) of Harmony are summarized as follows for the three months ended September 30, 1997:

    Contract Revenues                                   $11,379,000

    Cost of Production                                    9,123,000
                                                        -----------
    Gross Profit                                          2,256,000
    Operating Expenses                                    2,826,000
                                                        -----------
    Loss from Operations                                   (570,000)
    Interest Income                                          16,000
                                                        -----------
    Loss Before Income Taxes                               (554,000)
    Income Taxes                                             43,000
                                                        -----------
    Net Loss                                               (597,000)
                                                        -----------
                                                        -----------

    Company's Prorata Share of
    Harmony's Net Loss                                       98,407

    Amortization Expense for the
    Excess of the Investment Cost Over
    the Underlying Net Assets of Harmony                     70,725
                                                        -----------
    Company's Equity Loss in Harmony                    $   169,132
                                                        -----------
                                                        -----------

    The consolidated balance sheet of Harmony is summarized as follows as of September 30, 1997:

    Current Assets                                      $ 7,275,000
    Non-Current Assets                                    4,857,000
                                                        -----------
    Total Assets                                        $12,132,000
                                                        -----------
                                                        -----------
    Current Liabilities                                 $ 5,535,000
    Stockholders' Equity                                  6,597,000
                                                        -----------
    Total Liabilities and Stockholders' Equity          $12,132,000
                                                        -----------
                                                        -----------

I. On October 31, 1997, the Company notified its affiliate radio stations that it would cease producing and distributing its full-time Aahs World Radio-SM- programming format as of midnight January 30, 1998. Concurrent with the announcement of this termination of network affiliation agreements and the cessation of full-time network programming, the Company initiated certain reductions in its workforce related to the operation of the network. The Company plans to retain members of the Aahs World Radio creative staff and intends to continue to explore other methods of distribution of audio programming such as SDARS (Satellite Digital Audio Radio Service), and also to develop and enhance its Internet website real-time audio presence and other programming products including syndicated programs.

NOTE 3--RESTATEMENT OF PRIOR YEAR'S INTERIM FINANCIAL STATEMENTS

The Company has restated its net loss per share and weighted average number of shares outstanding for the three and nine months ended September 30, 1996. The effect of the restatement is as follows:

                                       Three Months Ended September 30, 1996
                                       -------------------------------------
                                         As Previously          As
                                         Reported               Restated
                                         ---------              ----------
Net loss per share                       (   $0.33)             (   $0.26)
                                         ---------              ----------

Weighted average number
 of shares outstanding                   4,470,500              5,646,000
                                         ---------              ----------


                                       Nine Months Ended September 30, 1996
                                       ------------------------------------
                                         As Previously          As
                                         Reported               Restated
                                         ---------              ----------
Net loss per share                       (   $1.52)             (   $1.38)
                                         ---------              ----------

Weighted average number
 of shares outstanding                   4,470,500              4,940,000
                                         ---------              ----------

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

GENERAL

    The Company developed a radio programming format, Aahs World Radio(sm), designed and directed toward pre-teen children and their parents. The Company developed a network of radio stations, both by acquisition of radio stations and the entry into affiliation agreements with independently-owned radio stations, for the purpose of distributing the Company's Aahs World Radio format. Since the inception of the Company, the primary sources of the Company's revenue have been from the sale of local advertising and air time and network revenue. A substantial portion of the Company's local advertising revenue is derived from Company-owned stations not broadcasting the Aahs World Radio format. This source will continue to remain a substantial source of revenue for 1997.

    In July 1997, the Company signed a definitive purchase agreement to sell all of its owned and operated AM radio stations including such stations' radio broadcast licenses and certain other related assets. The transaction is expected to be completed in the first quarter of 1998.

    On October 31, 1997, the Company notified its affiliated radio stations that it would cease producing and distributing its full-time Aahs World Radio programming format as of midnight January 30, 1998. Concurrent with the termination of network affiliation agreements and the cessation of full-time network programming, the Company also began to effect certain reductions in its workforce related to the operation of the network. The Company plans to retain members of the Aahs World Radio creative staff and intends to continue to explore other methods of distribution of audio programming such as SDARS (Satellite Digital Audio Radio Service), and also to develop and enhance its Internet website real-time audio presence and other programming products including syndicated programs.

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

RESULTS OF OPERATIONS:

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996.

    REVENUE:

         Owned, Operated and LMA Station Revenues:

         Total revenues from the Company's owned, operated and LMA stations increased 12% from $958,000 in the third quarter of 1996 to $1,069,000 for the same period in 1997. Revenues during the first three quarters of 1997 increased 8% from $2,898,000 during the first three quarters of 1996 to $3,122,000. Cash revenues from the Company's properties acquired during or after the first three quarters of 1996 accounted for an increase of $550,000 while cash revenue for the previously existing properties decreased $340,000. Trade/Barter revenues increased $14,000 in the first three quarters of 1997 compared to the first three quarters of 1996.

         Network:

         Total revenues of $612,000 were produced by the network during the third quarter of 1997, an increase of $185,000 or 43% compared to the third quarter of 1996. Revenues for the first three quarters of 1997 increased $93,000 or 9% to compared to the same period in 1996. This increase in network revenues in 1997 was due in part to the rehiring of a national sales staff after the cancellation of the ABC/Disney joint operations agreement in the last half of 1996. Additionally, the Company increased its national market coverage from 32.9% at September 30, 1996 to 37.2% at September 30, 1997. Subsequently, the Company notified its affiliated radio stations that it would cease distributing its full-time Aahs World Radio programming format as of midnight January 30, 1998.

    OPERATING EXPENSES:

         Owned, Operated and LMA Station Expenses:

         General and administrative expenses increased 25% to $748,000 for the third quarter of 1997 from $600,000 in the same period of 1996. These expenses increased $683,000 or 43% for the first nine months of 1997 compared to the same period in 1996. Of this increase, $463,000 was related to the properties acquired during or after the first three quarters of 1996 and an increase of $28,000 was related to trade/barter activity at all the stations. At previously existing properties, compensation increased $107,000, property taxes increased $17,000, legal fees increased $14,000, utilities and telephone expenses increased $13,000 and billboard expense increased $51,000. At the same time, rental expenses decreased $11,000 and travel and lodging expenses decreased $10,000.

         Technical and programming expenses increased to $294,000 in the third quarter of 1997 from $260,000 during the same period in 1996. During the first nine months of 1997, these expenses increased 23% over the same period in 1996. This increase can be directly attributed to the acquisition of radio broadcast licenses and related assets during or after the first three quarters of 1996.

         Sales expenses were $318,000 in the third quarter of 1997 compared to $391,000 in the third quarter 1996. Sales expense for the first three quarters of 1997 increased 13% from $1,073,000 in 1996 to $1,214,000 in 1997.
An increase of $237,000 was related to the properties acquired during or after the first nine months of 1996 and an increase of $112,000 was related to trade/barter activity at all the stations. The stations which the Company operated for the full nine months of both 1996 and 1997 experienced a decrease in sales personnel compensation of $239,000 due to the elimination of members of the sales staff, and an increase in promotion and advertising expense of $32,000.

         Network Expenses:

         General and administrative expenses decreased $105,000 in the third quarter of 1997 to $134,000 as compared to $239,000 for the third quarter of 1996. These expenses decreased 37% during the first nine months of 1997 compared to the same period in 1996, primarily due to the elimination of the monthly fee related to the joint operations agreement with ABC/Disney which has since been terminated.

         Programming expenses increased $16,000 to $236,000 in the third quarter of 1997 compared to $220,000 in the same period of 1996, and increased $12,000 to $663,000 during the first nine months of 1997 from $651,000 during the first nine months of 1996. Although program and material expenses decreased $29,000, compensation expense and line charges increased a total of $41,000.

         Sales expenses increased 37% from $268,000 during the third quarter of 1996 to $366,000 during the same period of 1997. Sales expenses increased 89% from $696,000 during the first nine months of 1996 to $1,315,000 during the same period of 1997. These sales expenses are related to both advertising sales and affiliate relations sales. Expenses increased as the Company rebuilt its advertising sales staff, providing supplemental training, and increasing travel. Additionally, in the last quarter of 1996, the network implemented a sales development team to assist the newly acquired owned and operated stations in their sales efforts.

         Marketing expenses decreased $66,000 during the third quarter of 1997 compared to the same period of 1996. During the first nine months of 1997, marketing expenses decreased $159,000 or 52% compared to the same period of 1996. During the first nine months of 1997, activities in this category included advertising, research and promotion.

         Corporate charges were $1,149,000 in the third quarter of 1997 compared to $446,000 in the third quarter of 1996, representing an increase of 158%. Corporate charges increased 124% in the first nine months of 1997 compared to the same period in 1996. This increase is attributable to an increase in outside service fees including $305,000 of legal and accounting fees related to stock, trademark, employee matters, SEC filings and audits and $225,000 of management fees. Additionally, during the first nine months of 1997, the Company incurred $1,194,000 of expenses relating to the ABC/Disney litigation. Such litigation is anticipated to be costly and may continue to reduce the Company's working capital. The Company issued 200,000 shares of its common stock to its litigation counsel in connection with this litigation. The Company also registered such shares for resale and, as of September 30, 1997, a number of shares had been sold by the litigation counsel to satisfy a portion of this expense.

         Depreciation and amortization increased to $550,000 in the third quarter of 1997 from $483,000 in the third quarter of 1996. For the first nine months, depreciation and amortization of $1,553,000 was $21,000 or 1% lower than the same period in 1996. No amortization of deferred expenses was recorded in 1997 due to the cancellation of the ABC/Disney warrant, the value of which had been amortized during the first half 1996. Depreciation and amortization expense, exclusive of the ABC/Disney warrant, increased $579,000 in the first nine months of 1997 as compared to the same period of 1996, due to the acquisition of radio broadcast licenses and certain other assets during and after the first nine months of 1996.

         Net interest expense for the third quarter of 1997 was $546,000, an increase of $691,000 over the third quarter of 1996. Net interest expense for the first nine months of 1997 increased from $162,000 to $1,264,000, due to the additional interest incurred related to the 1997 Foothill financings.

         The net loss increased 96% in the third quarter of 1997 to $2,823,000 from $1,437,000 in the third quarter of 1996. For the first nine months, net loss of $8,759,000 was 31% higher than the same period in 1996. The Company expects to incur operating losses throughout 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity, as measured by its working capital, was a negative $21,623,000 at September 30, 1997 compared to negative working capital of $5,489,000 at December 31, 1996. A portion of the Company's negative net working capital position through the third quarter of 1997 was the result of the reclassification of the long-term portion of the Foothill Term Loan as the Company did not meet certain restrictive financial covenants contained in its Loan Agreement with Foothill as of December 31, 1996 and September 30, 1997. The failure to meet these covenants was principally due to the Company's continued operating losses. Foothill waived its rights pursuant to the December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 violations. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or if Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at September 30, 1997, aggregating $19,950,000, have been entirely classified as current obligations, even though $7,500,000 of this amount is not scheduled to be repaid until after September 30, 1998. Exclusive of this reclassification, the Company's net working capital decreased $14,987,000 from $864,000 at December 31, 1996 to a deficit of $14,123,000 at September 30, 1997. This decrease was primarily the result of the Company's use of cash to purchase a radio broadcast license and certain other assets in the Chicago market and the debt associated with that purchase (see Note A), the purchase of a 40.7% interest in Harmony (see Note H), as well as the increase in debt resulting from the Loan Agreement with Foothill (see Note G).

    The Company has experienced and continues to experience a cash working capital loss of approximately $700,000 per month. While the pending sale by the Company of all of its stations is expected to adversely impact future revenue, the Company has formulated plans to decrease its expenses to offset a loss of revenue. Additionally, on October 31, 1997, the Company notified its affiliated radio stations that it would cease producing and distributing its full-time Aahs World Radio programming format as of midnight January 30, 1998. Concurrent with the announcement of this termination of network affiliation agreements and the notice of cessation of full-time network programming, the Company initiated certain reductions in its workforce related to the operation of the network. The Company anticipates that its network advertising and owned and operated station revenues will continue to fall short of expenses from operations throughout 1997. The sale of the Company's radio station assets is expected to provide the Company with sufficient working capital to meet its cash requirements. If the planned sale of the stations is delayed or does not occur, the Company believes it will need to obtain additional financing in 1998. The Company believes that the financing it received from Foothill will be sufficient to operate the Company through January

1998, at which time the Company intends to use the proceeds of the Transaction to satisfy the Foothill indebtedness. Because the Foothill financings require the Company to grant liens and security interests on substantially all of the assets of the Company, this financing may limit the Company's ability to incur additional indebtedness in the event that the transaction does not close. If the Company does not close the Transaction and is not able to obtain adequate financing or financings on acceptable terms, it could (a) be forced to reduce or terminate its operations, (b) curtail acquisitions or other projects, (c) sell or lease current assets, (d) delay certain capital projects or (e) potentially default on obligations to creditors, all of which may be materially adverse to the Company's operations and prospects.

    Consolidated cash was $1,710,000 at September 30, 1997 and $3,370,000 at December 31, 1996, a decrease of $1,660,000.

    Accounts receivable at September 30, 1997 increased $198,000 from December 31, 1996 and prepaid expenses at June 30, 1997 increased $68,000 from December 31, 1996. Accounts payable at September 30, 1997 increased $558,000 from December 31, 1996, accrued interest increased $97,000 from December 31, 1996 to September 30, 1997, and other accrued expenses decreased $398,000 during that same period. The $6,703,000 cash used for operations was provided by the proceeds received in the amended Loan Agreement with Foothill.

    During the first nine months of 1997, $8,417,000 of cash was used for investing activities. This cash was used primarily to purchase a radio broadcast license and certain other related assets in the Chicago market and a 40.7% equity interest in Harmony Holdings, Inc.

    Cash obtained through financing activities amounted to $13,460,000 during the first nine months of 1997. This cash represents the proceeds received from the release of the $4,000,000 holdback from Foothill, an additional $8,250,000 obtained from Foothill pursuant to the amended Loan Agreement and the use of the line of credit related to the Foothill financing, and the $1,250,000 loan from two of the Company's directors and a shareholder to finance a portion of the Harmony transactions, less the repayment of debt.

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

ITEM 1. THROUGH 5.

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27  FINANCIAL DATA SCHEDULE

         (b) The Company filed the following documents with the Commission (File No. 0-21534) during the quarter for which this report is filed:

              (1) The Company's Current Report on Form 8-K filed on July 18, 1997, relating to the Company signing a definitive asset purchase agreement with Global Broadcasting Company, Inc. for the sale of all of the Company's AM radio broadcast licenses and certain other broadcasting equipment for $72.5 million.

              (2) The Company's Current Report on Form 8-K filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.

              (3) The Company's Current Report on Form 8-K filed on September 30, 1997, and amended by Form 8-K/A filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.

                                       CHILDREN'S BROADCASTING
                                       CORPORATION

                                       By:  /s/ James G. Gilbertson
                                            -----------------------------
                                            Treasurer (Chief Operating
                                            Officer and Chief Financial
                                            Officer)

                                  EXHIBIT INDEX

              Exhibit
              Number                   Description
              -------                  -----------
                27                     Financial Data Schedule