Form 10KSB40
period 1997-12-31
CHILDRENS BROADCASTING CORP
filed 1998-03-31
CIK 882160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

|_| TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|     No |_|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The issuer's revenues for its most recent fiscal year were $5,854,441.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 9, 1998 was approximately $19,176,854.

         The number of shares of the common stock of the issuer outstanding as of March 9, 1998 was 6,649,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                            Page


PART I   ......................................................................1

ITEM 1   DESCRIPTION OF BUSINESS...............................................1
ITEM 2   DESCRIPTION OF PROPERTY...............................................5
ITEM 3   LEGAL PROCEEDINGS.....................................................5
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

PART II  ......................................................................7

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..............7
ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................9
ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................17
ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................51

PART III .....................................................................52

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................52
ITEM 10  EXECUTIVE COMPENSATION...............................................54
ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......56
ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................58
ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................59

SIGNATURES....................................................................62

EXHIBIT INDEX.................................................................63


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements under the captions "Description of Business," "Legal Proceedings," "Market for Common Equity and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors are set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements."

                                     PART I

ITEM 1       DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         Children's Broadcasting Corporation (the "Company") formerly broadcast 24-hour children's radio programming, known as Aahs World Radio(sm)*, via satellite to markets representing approximately 40% of the U.S. population. Pursuant to its former growth strategy, the Company acquired AM radio broadcast licenses ("RBLs") in 14 U.S. markets. Notwithstanding the growth of the Company's network, the Company's network operations and revenue from owned and operated stations was below levels needed to offset operating expenses. On November 3, 1997, the Company announced that it would terminate its network affiliation agreements and cease distributing its full-time Aahs World Radio programming format effective January 30, 1998. The primary sources of the Company's revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. Concurrent with the announcement of the termination of network affiliation agreements and the cessation of full-time network programming, the Company began to effect certain reductions in its workforce related to the operation of the network. It is the Company's intention to continue to operate the radio stations formerly broadcasting Aahs World Radio, spending the minimum required to preserve the value of the RBLs. The Company does not anticipate any revenue from continued operation of such stations.

         In June 1997, the Company received an unsolicited offer from Global Broadcasting Company, Inc. ("Global") to purchase all of the Company's owned and operated radio stations for $72.5 million in cash. The Board of Directors unanimously approved the sale of assets, subject to shareholder approval, which was obtained in January 1998. On January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. The Company's strategy is to sell its radio stations and, pursuant thereto, it engaged Star Media Group, Inc. to act as a broker in connection with the sale of its stations. Any sale of stations will be subject to various contingencies, including reaching definitive agreements, regulatory approvals, shareholder approval and customary closing conditions.

         The Company believes that opportunities exist to profitably utilize the Aahs World Radio intellectual property and brand, as well as the expertise gained in the development of children's radio programming. The Company plans to retain members of the Aahs World Radio creative staff and intends to develop other programming products, including syndicated radio programs. To that end the Company recently established a new division, CBC Media, which is in the process of developing programs for network syndication. The Company may reexamine its strategy regarding the continued production of radio programming and may decide to sell, or discontinue, such operations depending upon its assessment of the prospects for profitability of such products.

         The Company intends to pursue to its conclusion the litigation against ABC Radio Networks, Inc. ("ABC Radio") and The Walt Disney Company (collectively, "ABC/Disney"). Personnel and financial resources will be used to this end. See "Legal Proceedings."

         The Company was incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to the Company herein include its subsidiaries, unless otherwise noted. The Company's executive office is located at 724 First Street North, Fourth Floor, Minneapolis, Minnesota 55401, and its telephone number is (612) 338-3300. Its World Wide Web site address is: www.netradioaahs.net.

* The Company has filed for registration of its Aahs World Radio service mark.

STRATEGY TO EXPLORE OTHER MEDIA OPPORTUNITIES

         In addition to utilizing network intangibles, the Company has begun to diversify into other media, entertainment and advertising-related businesses. During 1997, the Company acquired a minority ownership interest in Harmony Holdings, Inc. ("Harmony"). The Company may determine to increase its 42.4% beneficial ownership position in Harmony should an opportunity exist at a price favorable to the Company.

Harmony produces television commercials, music videos and related media. Harmony's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas and San Francisco as well as regional markets.

         The Company intends to seek to further diversify through acquisition of media, entertainment or advertising-related business. Further, the Company has not foreclosed the possibility of buying other radio stations in the future. Pending any such acquisitions, the proceeds from any sale of stations will be invested in investment-grade, short-term, interest-bearing securities and the Company will rely on the interest income generated thereby. Such interest income may be insufficient to meet the Company's operating expenses.

RADIO STATION ASSETS

         The Company owned the following radio stations as of December 31, 1997:

   OWNED AND OPERATED RADIO STATIONS     METRO RANK(1)   FREQUENCY  LICENSE TERM
---------------------------------------  -------------   ---------  ------------

New York, NY (WJDM(AM))(2).............        1            1660           N/A
New York, NY (WJDM(AM))(3).............        1            1530      06/01/98
Los Angeles, CA (KPLS(AM)).............        2             830      12/01/05
Chicago, IL (WAUR(AM)).................        3             930      12/01/04
Philadelphia, PA (WPWA(AM))............        4            1590      08/01/98
Detroit, MI (WCAR(AM)).................        6            1090      10/01/04
Dallas/Fort Worth, TX (KAHZ(AM)).......        7            1360      08/01/05
Houston, TX (KTEK(AM)).................       11            1110      08/01/05
Minneapolis, MN (WWTC(AM)).............       16            1280      04/01/05
Minneapolis, MN (KYCR(AM)).............       16            1570      04/01/05
Phoenix, AZ (KIDR(AM)).................       20             740      06/01/05
Denver, CO (KKYD(AM))..................       23            1340      04/01/05
Kansas City, KS (KCNW(AM)).............       27            1380      06/01/05
Milwaukee, WI (WZER(AM))...............       31             540      12/01/04

--------------------
(1) Source: BIA - Investing in Radio - Market Report - 1995 - Spring. Rankings based on total population attributable to given metropolitan area. The signal of any listed station may not cover households in certain portions of the market.
(2) This station operates on an Expanded Band frequency pursuant to a construction permit issued by the Federal Communications Commission ("FCC").
(3) This station is programmed by a third party pursuant to a Local Programming and Marketing Agreement ("LMA") which continues through May 2001.

REGULATION

         FCC REGULATION

         Radio stations are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "Communications Act"), which empowers the FCC to issue, renew, revoke and modify broadcasting licenses, approve transfers of licenses, regulate the apparatus used by stations, establish areas served by particular stations, assign frequencies, consider concentrations of broadcast control, adopt such regulations as may be necessary to carry out the provisions of the Communications Act and impose penalties for violations of such regulations, including forfeiture of licenses.

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

         The 1996 Act authorized the FCC to override these limits if it determines that the result would be an increase in the number of stations in operation. The 1996 Act also made changes to the licensing scheme for radio stations. Radio standard license terms were extended to 8 years, subject to short-term renewal sanctions where appropriate. A license terminates automatically if a station is silent for one year. The 1996 Act also provided that a station license renewal application must be granted if the FCC finds (a) that the station has served the public interest, (b) the licensee has not committed any serious violations of the 1996 Act or FCC rules, and (c) other violations of the Communications Act or rules, taken together, would not constitute a pattern of abuse. Only if the standards are not met, and renewal is denied after a formal hearing, may the FCC accept other applications for the forfeited facilities.

         Under the FCC's attribution rules, interests of parties who have an attributable interest in the Company are counted among the Company's interests in the application of the multiple ownership rules. The FCC requires the attribution of RBLs held by a broadcasting company to its officers, directors and certain holders of its voting securities. Under FCC rules, with certain exceptions, attribution of RBLs occurs when any five percent voting shareholder or officer or director of a broadcasting company directly or indirectly owns, operates, controls or has a five percent voting interest in or is an officer or director of any other broadcasting company. Christopher T. Dahl, Richard W. Perkins and Russell Cowles II hold ownership interests, directorships and/or offices in the Company and in Community Airwaves Corporation ("CAC") which holds RBLs. Consequently, the RBLs of all companies in which they have attributable interests are aggregated for the purposes of calculating the limitations imposed by the application of the multiple ownership rules. Such ownership could, under current FCC regulations, limit the markets in which the Company could acquire additional RBLs.

         In October 1997, the FCC granted two 12.5 MHZ nationwide licenses for the SDARS spectrum in the 2320-2345 band, which is proposed to be used to provide CD-quality nationwide radio service. In July 1997, the FCC began issuing a total of 128 licenses in the Wireless Communications Service, of 5 MHZ each in 12 Regional Economic Area Groupings and 10 MHZ each in 52 Major Economic Areas, in the 2305-2320 and 2345-2350 MHZ bands, which may be used for a variety of purposes, including SDARS, at the licensee's option; however, a forum has been established to consider a variety of uses other than SDARS for the Wireless Communications Service, such as wireless local loop service and high-speed data delivery. The Company is unable to predict the effect, if any, that SDARS may have on its future operations.

         The FCC's technical limitations and interference standards determine the number of stations that can be granted licenses. In making initial licensing determinations and in reviewing applications for renewal or transfer of existing licenses under the Communications Act, the FCC considers a number of factors relating to the applicant and each party having an attributable interest in the applicant in order to make a judgment as to whether or not the public interest, convenience and necessity will be served by granting or renewing the application. These factors include financial and character qualifications, employment practices, past record of public service programming and past record of compliance with FCC regulations. The FCC also restricts ownership interests in broadcast stations by a corporation of which more than 20% of its capital stock is owned or voted by aliens or their representatives or by any corporation organized under the laws of a foreign company.

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

         RBLs are granted for a maximum term of eight years and are subject to renewal upon application to the FCC. Petitions to deny license renewals by which various issues may be raised before the FCC, can be filed by interested parties, including members of the public, and the FCC may itself determine to conduct a hearing in the absence of a formal request by other parties. The FCC is required to hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity or if a substantial and material question of fact is raised in the renewal application. In recent years, a number of competing applications and formal and informal objections have been filed with respect to broadcast renewal applications. However, the vast majority of all license renewal applications filed with the FCC on behalf of radio stations throughout the country are granted for the maximum statutory term.

         The foregoing is only a brief summary of certain provisions of the Communications Act, the 1996 Act and the regulations of the FCC. Reference is made to the Communications Act, the 1996 Act, FCC regulations and the public notices promulgated by the FCC for further information. Legislation has been introduced from time to time which would amend the Communication Act in various respects and the FCC from time to time considers new regulations or amendments to its existing regulations. The Company cannot predict whether any such legislation will be enacted or new or amended FCC regulations adopted or what their effect would be on the Company.

TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

         The Company claims trademark and service mark rights to and ownership in a number of marks including, but not limited to, RADIO AAHS(R), RADIO AAHS(R) (words plus design of unicorn), CHILDREN'S SATELLITE NETWORK(TM), ALL THE GOOD STUFF RADIO DOES(R), THE ALL-AMERICAN ALARM CLOCK(R), ALPHABET SOUP(R), GREAT MUSIC FOR GREAT KIDS(R), JUST KIDS(R), RADIO AAHS AIRFORCE(R), THE EDUCATIONAL, SENSATIONAL RADIO AAHS(R), AAHS(TM), AAHSIE(TM), AVENUE 'A'(SM), FASCINATING FACTS(SM), THE FUN AND ONLY(TM), NEWS AAHS IT WAS(SM), PLANET AAHS RECORDS(R), PLAYING ALL DAY WITH RADIO AAHS(TM), RADIO AAHS(TM) (with new logo design), KA'ZOO(TM), RADIO AAHS(R) COUNTDOWN, STORYTIME THEATER(TM), AAHS WORLD RADIO(SM), and AAHS WORLD RADIO AIRFORCE(TM).

EMPLOYEES

         The Company had 219 employees, 70 of whom were full-time, at the end of its last fiscal year. The Company terminated its network affiliation agreements and ceased distributing its full-time Aahs World Radio programming effective January 30, 1998. As a result, the Company effected certain reductions in its workforce related to the operation of the network. As of March 9, 1998, the Company had 95 employees, 48 of whom were full-time. The services of the Chief Operating Officer/Chief Financial Officer and the General Counsel are rendered by James G. Gilbertson and Lance W. Riley, respectively, on a shared basis with CAC. Executive officers of the Company and certain other corporate employees are employed by Radio Management Corporation ("RMC") and their services are provided to the Company and CAC under contract for a fee. None of the Company's employees are represented by unions. The Company believes its relations with employees are satisfactory.

ITEM 2       DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 724 First Street North, Fourth Floor, Minneapolis, Minnesota. The facility consists of approximately 3,000 square feet and is shared with RMC and CAC, both of which are owned by Messrs. Dahl, Perkins and Cowles. The facilities are leased from a partnership consisting of Messrs. Dahl, Perkins and a shareholder of the Company at an annual rent of $54,000 for a term of five years through December 2001.

         The studios and tower site of WWTC(AM) and KYCR(AM) are located in St. Louis Park, Minnesota. The studio facility consists of approximately 12,000 square feet. The tower site includes four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site is leased from Mr. Dahl at a total annual rent of approximately $114,000 for a term of five years through October 2001, and the studio site is leased from a partnership consisting of Messrs. Dahl and Perkins at an annual rent of approximately $132,000 for a term of five years through October 2001.

         The Company currently leases studio facilities in the following markets, for the purpose of housing certain of its radio stations, upon the general terms set forth below. The Los Angeles studio facility consists of approximately 3,400 square feet. The facility is leased at an annual rent of $36,000 for a term of three years ending August 1999. The New York studio facility in Elizabeth, New Jersey, consists of approximately 1,700 square feet. The facility is leased at a monthly rent of $1,675 on a month-to-month basis. The Company also leases an office facility in New York City which consists of approximately 1,200 square feet and is leased at an annual rent of $42,000 for a term of five years ending April 2002. The Dallas/Fort Worth studio facility consists of approximately 2,000 square feet. The facility is leased at an annual rent of $37,000 for a term of five years ending May 1998. The Houston studio facility consists of approximately 2,700 square feet. The facility is leased at an annual rent of $29,700 for a term of five years ending July 2001. The Milwaukee studio facility consists of approximately 2,400 square feet. The facility is leased at an annual rent of $21,360 for a term of five years ending November 1999. The Chicago studio facility consists of approximately 1,000 square feet. The facility is leased at a monthly rent of $1,400 for a term of three years ending March 2000. The Phoenix studio facility consists of approximately 1,000 square feet. The facility is leased at a monthly rent of $1,140 for a term of three years ending June 2000.

         The Company currently leases broadcast tower sites in the following markets, for the purpose of transmitting its broadcast signals, upon the general terms set forth below. The Los Angeles tower site is leased at an annual rent of approximately $44,400 for a term of nine years ending October 1999. The New York 1530 frequency tower site is leased at an annual rent of $5,200 for a term of 15 years ending March 2000. The New York Expanded Band frequency tower site is leased at an annual rent of $27,000 for a term of 15 years ending December 2012. The Milwaukee tower site is leased at an annual rent of $2,100 for a term of five years ending February 2000. The Chicago tower site is leased at an annual rent of $18,000 for a term of ten years ending December 2006.

ITEM 3       LEGAL PROCEEDINGS

         The Company's former business strategy was to derive revenue from the sale of network advertising time to national advertisers and from local advertising sales from Company-owned or operated stations. The Company's strategy, in entering into an operations agreement with ABC Radio, was to use the resources and reputation of ABC Radio to market Aahs World Radio, attract national advertising and further build the Company's network through affiliations. The Company sought out and developed strategic relationships in order to enhance and reinforce its brand, and to allow the Company to explore business opportunities at minimal cost to it and without detracting from management's focus upon the Company's core business. In 1995, the Company developed such a relationship with ABC Radio, pursuant to which ABC Radio agreed, through representations and agreements, that ABC Radio would commit its affiliate development and national advertising sales staffs and other resources to assist and augment the Company's efforts to market the Aahs World Radio format to broadcasters and advertisers. Throughout the course of its relationship with ABC Radio, the Company disclosed significant confidential proprietary business information to ABC/Disney. In June 1996, ABC Radio announced to the Company that ABC Radio was terminating its relationship with the Company and that ABC Radio would join with Disney to immediately commence competing directly with the Company in the field of children's radio broadcasting. ABC/Disney thereupon rolled out its Radio Disney programming at several locations throughout the country. The Company filed a lawsuit in the fall of 1996 with the United States District Court for the District of Minnesota against ABC/Disney. The suit seeks injunctive relief and to recover substantial monetary damages based on alleged wrongful conduct by ABC/Disney, including acts and omissions of fraud, business interference, breach of contractual and fiduciary obligations and misappropriation of the Company's confidential and proprietary business information, trade secrets and business opportunities. In September 1997, ABC Radio asserted its own counterclaim for breach of contractual obligations, seeking to recover an unspecified amount of damages said only "to exceed $75,000.00" for an alleged failure by the Company to pay certain commissions and fees allegedly earned during the course of the parties' relationship. The Company denies ABC Radio's counterclaim in all respects, and has moved to have the counterclaim dismissed as untimely. The ABC/Disney suit is likely to proceed to trial in 1998.

         Except as described above, the Company is not a party to any material proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings before the FCC in connection with the licensing of radio stations.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to the Company's executive officers as of March 18, 1998. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. See "Directors; Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

NAME                    AGE     POSITION
----                    ---     --------
Christopher T. Dahl      54     Chairman of the Board, President and Chief
                                Executive Officer
James G. Gilbertson      36     Chief Operating Officer, Chief Financial Officer
                                and Treasurer
Lance W. Riley           47     Secretary and General Counsel
Gary W. Landis           44     Executive Vice President of Programming
Barbara A. McMahon       42     Executive Vice President of Affiliate Relations
Rick E. Smith            36     Executive Vice President of National Sales

                                     PART II

ITEM 5       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company has been included in the Nasdaq National Market under the symbol "AAHS" since February 1996, on the Nasdaq SmallCap Market since May 1993 and on the over-the-counter Bulletin Board from the completion of the Company's public offering in 1992 until that time. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market. Share prices have been adjusted to reflect the Company's one-for-two reverse stock split (share combination) effected on January 23, 1996. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

             PERIOD                                    HIGH         LOW
             ------                                    ----         ---

             1996
                First Quarter.....................  $ 13 3/8     $ 8 1/2
                Second Quarter....................    10 3/8       7
                Third Quarter.....................     7 7/8       5 1/4
                Fourth Quarter....................     5 5/8       3 1/4

             1997
                First Quarter.....................  $  6 5/8     $ 3 1/4
                Second Quarter....................     5 7/8       3 3/16
                Third Quarter.....................     5 1/16      3 3/8
                Fourth Quarter....................     4 5/8       3 5/16

         As of March 18, 1998, the Company had 505 shareholders of record and approximately 2,526 beneficial owners.

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by the Company of dividends is also subject to the Company's credit agreement with Foothill Capital Corporation ("Foothill"). Without Foothill's prior written consent, the Company cannot declare or pay any cash dividends.

SALES OF UNREGISTERED SECURITIES IN 1997

         The Company issued 200,000 shares of its Common Stock during 1996, to be periodically released from a trust account during 1997, to Hessian & McKasy, P.A. (f/k/a Hessian, McKasy & Soderberg, P.A.), its litigation counsel in connection with the ABC/Disney suit. All of such shares were released during 1997. On January 23, 1997, the Company issued 82,051 shares of its Common Stock to Oklahoma Sports Properties, Inc., an unrelated third party. This issuance was made in connection with the asset purchase agreement pursuant to which the Company was to acquire the RBL of radio station KMUS(AM), Muskogee, Oklahoma. As of March 15, 1998, the acquisition of such RBL had not been consummated. On February 24, 1997, the Company issued 65,377 shares of its Common Stock to Nelson Broadcasting, Inc., an unrelated third party. This issuance was made in connection with the asset purchase agreement pursuant to which the Company acquired the RBL of radio station WAUR(AM) in Sandwich, Illinois. On February 28, 1997, the Company issued 37,500 shares of its Common Stock to Southcoast Capital Corporation, an entity that provided broker services in connection with the Company obtaining its credit agreement with Foothill. On July 25, 1997, the Company issued a warrant, originally exercisable at $5.29 per share and subsequently repriced to $3.68 per share, for 100,000 shares of its Common Stock to Foothill. Such warrant expires November 25, 2001. This issuance was made in connection with the credit agreement with Foothill, which, through various amendments, has provided the Company with financing of $24.0 million. On September 25, 1997, the Company issued a warrant, exercisable at $3.76 per share, for 200,000 shares of its Common Stock to Foothill. This warrant also expires on November 25, 2001. This issuance was made in connection with the first amendment to the credit agreement with Foothill. On May 28, 1997, the Company issued 268,607 shares of its Common Stock to Bonneville International Corporation, an unrelated third party. This issuance was made in connection with the asset purchase agreement pursuant to which the Company acquired the RBL of radio station KIDR(AM) in Phoenix, Arizona. On July 22, 1997, the Company issued 60,000 shares of its Common Stock to Harvey Bibicoff, the former chairman of Harmony. This issuance was made in connection with the stock purchase agreement by and between the Company, Harmony and Mr. Bibicoff, pursuant to which the Company acquired 600,000 shares of common stock of Harmony, together with options to purchase 550,000 shares of common stock of Harmony at an exercise price of $1.50 per share, from Mr. Bibicoff. On July 25, 1997, the Company issued five-year warrants, exercisable at $4.00 per share, for 50,000, 50,000 and 25,000 shares of its Common Stock to Pyramid Partners, L.P., Rodney P. Burwell and William M. Toles, respectively. Pyramid Partners, L.P. is an entity whose managing partner is Perkins Capital Management, Inc. ("PCM"). PCM is an entity controlled by Mr. Perkins, a director of the Company and a director of Harmony. Mr. Burwell is a former director of the Company and Mr. Toles is a director of Harmony. These issuances were made in connection with the financing provided by such persons for the Company's purchase of shares of common stock of Harmony. Pyramid Partners, L.P., Messrs. Burwell and Toles provided the Company with $500,000, $500,000 and $250,000, respectively, for such stock purchase.

         All of the above issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchasers of the securities described above acquired them for their own accounts and not with a view to any distribution thereof to the public. At their issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and certificates representing such securities contained restrictive legends stating that the securities were not to be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipients of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Securities and Exchange Commission (the "Commission"). No underwriting commissions or discounts were paid with respect to the issuances of the securities described above.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

         In June 1997, Children's Broadcasting Corporation (the "Company") received an unsolicited offer from Global Broadcasting Company, Inc. ("Global") to purchase all of the Company's owned and operated radio stations for $72.5 million in cash. The Board of Directors unanimously approved the sale of assets, subject to shareholder approval, which was obtained in January 1998. On January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. On January 30, 1998, the Company discontinued operation of Aahs World Radio, its 24-hour children's radio programming, which it began broadcasting by satellite in late 1992. The primary sources of the Company's broadcast revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. The cessation of such broadcasting will negatively impact the Company's broadcast revenue. The Company's strategy is to sell its radio stations and, pursuant thereto, it engaged Star Media Group, Inc. to act as a broker in connection with the sale of its stations. Any sale of stations will be subject to various contingencies, including reaching definitive agreements, regulatory approvals, shareholder approval and customary closing conditions. There can be no assurance that the Company will be successful in obtaining satisfactory offers to purchase any of its stations or that shareholder approval for the sale of substantially all of the Company's assets will be obtained. If the Company is unable to consummate the sale of any of its stations and additional financing is not available, it will be forced to liquidate.

         Radio stations frequently barter unsold advertising time for products or services, such as hotels, restaurants and other goods used primarily for promotional, sales and other business activities. Barter revenues and expenses are included in the financial presentation below. The revenue and expenses related to barter do not have a material effect on the Company's operating results in any given period.

         In connection with their audit reports on the Company's financial statements as of and for the years ended December 31, 1997 and 1996, BDO Seidman, LLP, the Company's independent auditors, expressed substantial doubt about the Company's ability to continue as a going concern because of its recurring losses, negative working capital and negative cash flow from operations.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUE:

         Owned, Operated and LMA Station Revenues:

         Total revenues from the Company's owned and operated stations, as well as stations covered by Local Programming and Marketing Agreements ("LMAs"), increased $81,000 from $4,061,000 in 1996 to $4,142,000 in 1997. Barter revenues increased $16,000 while non-barter revenues increased $65,000. Non-barter revenue increased $624,000 from stations acquired during 1996 and 1997 while non-barter revenues at previously existing stations decreased $559,000.

         Network Revenues:

         Total revenues of $1,712,000 were produced by the network in 1997, an increase of $118,000 or 7% over 1996 revenues. This increase in network revenues was due in part to the rehiring of a national sales staff after the cancellation of the joint operations agreement with ABC Radio, Inc. ("ABC Radio") and The Walt Disney Company (collectively, "ABC/Disney") in the last half of 1996. Although the Company increased its national market coverage throughout 1997, the Company subsequently ceased distribution of its full-time Aahs World Radio programming format at the end of January 1998.

OPERATING EXPENSES:

         Owned, Operated and LMA Station Expenses:

         General and administrative expenses increased 26% to $3,132,000 for 1997 from $2,493,000 in 1996. This increase was due to the addition of the Detroit and New York stations in June 1996, the Philadelphia station in October 1996, and the Chicago and Phoenix stations in 1997.

         Technical and programming expenses increased $161,000 in 1997 from $969,000 in 1996 to $1,130,000. This increase was also due to the additions of three stations during 1996 and two stations in 1997.

         Sales expenses decreased from $1,575,000 in 1996 to $1,465,000 in 1997, a decrease of 7%. Sales personnel compensation decreased $294,000 due to the elimination of members of the Company's sales staff in anticipation of the sale of its stations to Global. Sales advertising expense increased $129,000 and barter expenses increased $55,000 in order to fulfill contracts with various advertising clients.

         Network Expenses:

         General and administrative expenses decreased $328,000 in 1997 to $557,000 as compared to $885,000 for 1996 due to the elimination of $225,000 in expense related to the joint operations agreement with ABC/Disney which has since been terminated, the reduction of bad debt expense by $78,000, and the reduction of property and casualty insurance of $25,000.

         Programming expenses decreased $5,000 in 1997 due to a decrease in line charges and programming materials of $59,000 and an increase in salaries, talent fees, and outside news of $54,000.

         Sales expenses increased 52% from $1,106,000 in 1996 to $1,678,000 in 1997. These sales expenses relate to both advertising sales and affiliate relations sales. Expenses increased as the Company rebuilt its advertising sales staff, providing supplemental training and increasing travel. Additionally, in the last quarter of 1996, the network implemented a sales development team to assist the newly acquired owned and operated stations in their sales efforts.

         Marketing expenses decreased $255,000 or 49% during 1997. Activities in this category included advertising, research, television spot production and promotion. Many of these activities were put on hold in anticipation of the sale of the Company's stations to Global.

         Corporate charges were $6,013,000 in 1997 compared to $2,774,000 in 1996, representing an increase of 117%. This increase is attributable to an increase in outside service fees including legal and accounting fees related to stock, trademark, employee matters, SEC filings and audits, as well as $150,000 of management fees. Additionally, the Company incurred $2,836,000 of expenses relating to the ABC/Disney litigation. Such litigation is anticipated to continue to utilize the Company's working capital. The Company issued 200,000 shares of its Common Stock during 1996, to be periodically released from a trust account during 1997, to its litigation counsel in connection with this litigation. The Company also registered such shares for resale, and as of December 31, 1997, all such shares had been sold by the litigation counsel to satisfy $833,000 of this expense.

         Depreciation, amortization and the write-off of deferred expenses of $2,137,000 in 1997 was $1,652,000 or 44% lower than in 1996. No amortization of deferred expenses was recorded in 1997 due to the cancellation of the ABC/Disney warrant, the value of which had been amortized and written off during the first half of 1996. Depreciation and amortization expense, exclusive of the ABC/Disney warrant, increased $636,000 in 1997 due to the acquisition of AM radio broadcast licenses ("RBLs") and certain other assets during 1996 and 1997.

         Net interest expense for the year increased $2,167,000 as a result of the additional interest incurred related to the financing provided in 1997 by Foothill Capital Corporation ("Foothill").

         The net loss increased 48% in 1997 to $14,588,000 from $9,868,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, as measured by its working capital, was a deficit of $25,706,000 at December 31, 1997 compared to a deficit of $5,489,000 at December 31, 1996. A portion of the Company's negative net working capital position for 1997 was the result of the reclassification of the long-term portion of the Foothill term loan as the Company has historically not met certain restrictive financial covenants contained in its credit agreement with Foothill. The failure to meet these covenants was principally due to the Company's continued operating losses. Foothill has waived its rights pursuant to these violations through December 31, 1997. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at December 31, 1997, aggregating $22,500,000, have been entirely classified as current obligations, even though $12,000,000 of this amount is not scheduled to be repaid until after December 31, 1998.

         The Company experienced a cash working capital loss of $2,825,000 during 1997. The Company has entered into an agreement with a broker in connection with the sale of its radio stations. While the sale by the Company of some or all of its stations is expected to adversely impact future broadcast revenue, the Company has implemented plans to decrease its expenses to offset a loss of revenue. Additionally, the Company ceased producing and distributing its full-time Aahs World Radio programming format as of January 30, 1998. Concurrent with the announcement of this termination of network programming, the Company initiated certain reductions in its workforce related to the operation of the network.

         In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony Holdings, Inc. ("Harmony") with a face amount of $650,000. The note payable bears interest at 15%, is unsecured and due upon demand.

         The Company entered into a second amendment to its credit agreement with Foothill on March 13, 1998 pursuant to which the Company obtained $1,000,000 of additional financing. In connection with this additional financing, the rate of interest payable on all of the Company's indebtedness to Foothill was adjusted to 4.75% over prime. Additionally, the Company provided Foothill with warrants to purchase 100,000 shares of its Common Stock at $3.68 per share and repriced previously issued warrants to purchase 100,000 shares of Common Stock from $5.29 per share to $3.68 per share. Principal is scheduled to be repaid during 1998 as follows:

                  April 16, 1998                   $500,000
                  June 30, 1998                  $6,000,000
                  September 30, 1998             $2,000,000
                  December 31, 1998              $2,000,000

         The sale of the Company's radio stations is expected to provide the Company with sufficient working capital to meet its cash requirements. If any such sale is delayed or does not occur, the Company believes it will need to obtain additional financing in 1998. The Company believes that the financing it received from Foothill in connection with the second amendment to the credit agreement will be sufficient to operate the Company through April 16, 1998. Because the credit agreement with Foothill requires the Company to grant liens and security interests on substantially all of its assets, the Company's ability to incur additional indebtedness in the event it does not sell one or more radio stations may be limited. If the Company is not able to obtain adequate financing or financing on acceptable terms, it could be forced to reduce or terminate its operations, curtail acquisitions or other projects, sell or lease its current assets under unfavorable circumstances, delay certain capital projects or potentially default on obligations to creditors, all of which may be materially adverse to the Company's operations and prospects.

         Consolidated cash was $545,000 at December 31, 1997 and $3,370,000 at December 31, 1996, a decrease of $2,825,000.

         Accounts receivable at December 31, 1997 decreased $309,000 from December 31, 1996. Prepaid expenses at December 31, 1997 decreased $82,000 from December 31, 1996, while other receivables increased $143,000 over the same periods. Accounts payable at December 31, 1997 increased $422,000 from December 31, 1996, accrued interest increased $241,000 from December 31, 1996 to December 31, 1997, and other accrued expenses increased $203,000 during that same period. The $9,233,000 cash used for operations was provided by the proceeds received pursuant to the credit agreement with Foothill.

         During 1997, $8,992,000 in cash was used for investing activities. This cash was used to purchase a RBL and certain other related assets in the Chicago market, a 42.4% beneficial ownership position in the equity of Harmony and working capital. The Company's beneficial interest in Harmony includes a put/call option (the "Harmony Option") to purchase an aggregate of 225,000 shares of common stock of Harmony from an existing investor for an aggregate of $562,500. Pursuant to the Harmony Option, the Company became obligated to purchase such shares from the investor on January 31, 1998. The Company extended its purchase obligation to March 31, 1998. At March 31, 1998, the Company did not have sufficient funds to meet its obligation under the Harmony Option and was negotiating an extension agreement with the investor. If the Company is unable to negotiate such an extension, it is likely that the investor will commence litigation against the Company to compel the purchase of the shares and/or for damages. A finding of liability against the Company could have a material adverse effect upon the Company.

         Cash obtained through financing activities aggregated $15,401,000 during 1997. This cash represents the proceeds received from the release of $4,000,000 subject to holdbacks of the original Foothill financing in place at December 31, 1996, an additional $10,200,000 obtained from Foothill pursuant to the first amendment to the credit agreement, the use of line of credit related to the Foothill financing, loans aggregating $1,250,000 from a limited partnership indirectly controlled by a director of the Company, another director of the Company and a shareholder of the Company to finance a portion of the purchase of equity in Harmony, and proceeds from the issuance of Common Stock, less repayment of debt.

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

IMPACT OF THE YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure of miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Management has not completed its assessment of the effect the Year 2000 issue will have on its operations. Management's current plans include contacting its significant software vendors and obtaining a formal representation that the Company's current computer programs are Year 2000 compliant. Additionally, management will also consider the impact of the Year 2000 issue on significant third-party relationships and the potential effect on the Company's operations. As such assessment is incomplete, management does not have a reasonable basis to determine the effect the Year 2000 issue may have on its operations and can give no assurance that it will not have a material impact on its future operating results or financial condition.

CAUTIONARY STATEMENT

         STRATEGY TO SELL RADIO STATIONS; CESSATION OF AAHS WORLD RADIO(SM); LIMITED REVENUES. In June 1997, the Company received an unsolicited offer from Global to purchase all of the Company's owned and operated radio stations for $72.5 million in cash. The Board of Directors unanimously approved the sale of assets, subject to shareholder approval, which was obtained in January 1998. On January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. On January 30, 1998, the Company discontinued operation of Aahs World Radio, its 24-hour children's radio programming, which it began broadcasting by satellite in late 1992. The primary sources of the Company's broadcast revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. The cessation of such broadcasting will negatively impact the Company's broadcast revenue. The Company's strategy is to sell its radio stations and, pursuant thereto, it engaged Star Media Group, Inc. to act as a broker in connection with the sale of its stations. Any sale of stations will be subject to various contingencies, including reaching definitive agreements, regulatory approvals, shareholder approval and customary closing conditions. There can be no assurance that the Company will be successful in obtaining satisfactory offers to purchase any of its stations or that shareholder approval for the sale of substantially all of the Company's assets will be obtained. If the Company is unable to consummate the sale of any of its stations and additional financing is not available, it will be forced to liquidate.

         LIQUIDITY; SUBSTANTIAL LEVERAGE. As of December 31, 1997, the Company's consolidated indebtedness approximated 83% of the sum of its shareholders' equity and consolidated indebtedness. The Company had working capital deficits of $25.7 million and $5.5 million at December 31, 1997 and December 31, 1996, respectively. The Company entered into a credit agreement with Foothill in November 1996, most recently amended in March 1998, which has provided the Company with working capital and funding for the acquisition of both RBLs and shares of common stock of Harmony, through loan facilities aggregating $24.0 million. Such facilities mature on September 30, 2000. The Company's indebtedness to Foothill is secured by a first priority lien on substantially all of the assets of the Company and its subsidiaries. The facilities must be repaid quarterly in 11 installments of principal beginning in April 1998. Interest under the facilities is payable at the prime rate plus 4.75%. The credit agreement with Foothill contains a number of financial covenants which, among other things, require the Company to maintain specified financial ratios. Based on current interest rates, the debt service obligations associated with the credit agreement with Foothill necessitate payments of principal and interest of approximately $13.2 million in 1998. In the event that the Company should default on its obligations under the credit agreement with Foothill, all or substantially all of its assets would be at risk. There can be no assurance that the Company will be able to repay or refinance such indebtedness when due, or that the Company would be able to sell all or any portion of its assets or raise additional capital to make required payments on maturing indebtedness. An inability to make payments when due or to comply with covenants and restrictions associated with such indebtedness could give Foothill the right to foreclose on properties securing payment obligations, which would have a material adverse effect upon the Company.

         ADDITIONAL FINANCING REQUIREMENTS. The Company will be unable to meet its debt service obligations with Foothill and unable to fund current operations without the proceeds from the sale of one or more of its radio stations. There can be no assurance that such proceeds will be available to the Company when required, or if available, that the amount of such proceeds would be acceptable or favorable to the Company. Additional financing could require the sale of equity securities, which could result in significant dilution to the Company's shareholders.

         POTENTIAL INABILITY TO REFINANCE EXISTING INDEBTEDNESS. The Company's ability to repay its outstanding indebtedness at maturity may depend on its ability to refinance such indebtedness, which could be adversely affected without the proceeds from the sale of one or more of its radio stations or if the Company does not have access to capital markets for the sale of additional equity or debt through public offerings or private placements on terms reasonably satisfactory to the Company. In addition, the failure of the Company to meet its obligation under the Harmony Option could have a material adverse effect upon the Company and could threaten its ability to continue operations and successfully negotiate a sale of its radio stations.

         HISTORY OF OPERATING LOSSES. Since inception, the Company experienced substantial net losses as a result of its efforts to develop a national children's radio network. The Company has not generated positive cash flow sufficient to fund its ongoing operations and has had frequent working capital shortages. For the two years ended December 31, 1997 and 1996, the Company incurred net losses of $14.6 million and $9.9 million, respectively. Despite the discontinuation of Aahs World Radio, the Company expects to continue to incur operating losses throughout 1998. In connection with their audit reports on the Company's financial statements as of and for the years ended December 31, 1997 and 1996, BDO Seidman, LLP, the Company's independent auditors, expressed substantial doubt about the Company's ability to continue as a going concern because of its recurring losses, negative working capital and negative cash flow from operations. As of December 31, 1997, the Company had an accumulated deficit of $40.9 million and had used approximately $9.2 million of cash to fund its losses.

         ABC/DISNEY LITIGATION. The Company's former business strategy was to derive revenue from the sale of network advertising time to national advertisers and from local advertising sales from Company-owned or operated stations. The Company's strategy, in entering into an operations agreement with ABC Radio, was to use the resources and reputation of ABC Radio to market Aahs World Radio, attract national advertising and further build the Company's network through affiliations. The Company sought out and developed strategic relationships in order to enhance and reinforce its brand, and to allow the Company to explore business opportunities at minimal cost to it and without detracting from management's focus upon the Company's core business. In 1995, the Company developed such a relationship with ABC Radio, pursuant to which ABC Radio agreed, through representations and agreements, that ABC Radio would commit its affiliate development and national advertising sales staffs and other resources to assist and augment the Company's efforts to market the Aahs World Radio format to broadcasters and advertisers. Throughout the course of its relationship with ABC Radio, the Company disclosed significant confidential proprietary business information to ABC/Disney. In June 1996, ABC Radio announced to the Company that ABC Radio was terminating its relationship with the Company and that ABC Radio would join with Disney to immediately commence competing directly with the Company in the field of children's radio broadcasting. ABC/Disney thereupon rolled out its Radio Disney programming at several locations throughout the country. The Company filed a lawsuit in the fall of 1996 with the United States District Court for the District of Minnesota against ABC/Disney. The suit seeks injunctive relief and to recover substantial monetary damages based on alleged wrongful conduct by ABC/Disney, including acts and omissions of fraud, business interference, breach of contractual and fiduciary obligations and misappropriation of the Company's confidential and proprietary business information, trade secrets and business opportunities. In September 1997, ABC Radio asserted its own counterclaim for breach of contractual obligations, seeking to recover an unspecified amount of damages said only "to exceed $75,000.00" for an alleged failure by the Company to pay certain commissions and fees allegedly earned during the course of the parties' relationship. The Company denies ABC

Radio's counterclaim in all respects, and has moved to have the counterclaim dismissed as untimely. The ABC/Disney suit is likely to proceed to trial in 1998.

         VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Company's Common Stock has been subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company, changes by financial research analysts in their estimates of the earnings of the Company, conditions in the economy in general or in the radio industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the radio industry. During 1997, the market price of the Company's Common Stock ranged from a high of $6.625 on January 13 and 14, 1997 to a low of $3.1875 on April 7, 1997. There can be no assurance that purchasers of the Company's Common Stock can sell such stock at or above the prices at which it was purchased.

         IMPACT OF SALE OF SHARES; SHARES ELIGIBLE FOR FUTURE SALE. The Company had approximately 6,649,865 shares of Common Stock outstanding as of December 31, 1997, and had warrants and options outstanding to purchase additional Common Stock totaling approximately 3,072,942 common shares exercisable at prices ranging from $2.00 to $13.80 per share. On February 11, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-3, as amended, which registered approximately 500,000 common shares and the Company's Registration Statement on Form S-4, as amended, which registered 5,000,000 common shares and $5.0 million of debt securities. The sale of such shares and the sale of additional Common Stock which may become eligible for sale in the public market from time to time upon exercise of warrants and stock options could have the effect of depressing the market prices for the Company's Common Stock.

         CONFLICTS OF INTEREST. The Company leases certain broadcast and office facilities from the Chairman of the Board, President and Chief Executive Officer, Christopher T. Dahl, and another director of the Company, Richard W. Perkins. The Company also leases the WWTC(AM) and KYCR(AM) radio transmission tower site from Mr. Dahl. The Company also shares with Community Airwaves Corporation ("CAC"), a corporation owned by Messrs. Dahl, Perkins and another director, Russell Cowles II, certain management services which are provided by another entity, Radio Management Corporation, which is owned by Messrs. Dahl, Perkins and Cowles. The management services consist of administrative, legal and accounting services. Such arrangements present conflicts of interest in connection with the pricing of services provided.

         FCC REGULATION. Although the RBLs owned by the Company are already granted, the continuation of any RBL acquired by the Company depends upon its compliance with the laws, rules and regulations of the Federal Communications Commission ("FCC"). The FCC can revoke licenses for serious misconduct, subject to the right to an evidentiary hearing, or it may fail to renew a license or impose monetary fines for breach of its rules. Neither the Company nor CAC has ever been denied any FCC license or renewal, or had a fine imposed by the FCC. In recent years, a number of competing applications and formal and informal objections have been filed with respect to broadcast renewal applications. Even though the vast majority of all license renewal applications are granted, and under the Telecommunications Act of 1996 (the "1996 Act") competing applications in license renewal proceedings are no longer allowed, there can be no assurance that renewal of the Company's licenses will be granted. Furthermore, approvals are required for the transfer of ownership. Three directors and attributable shareholders of the Company have interests in AM and FM radio stations unrelated to the Company. Under current FCC regulations, these interests are attributed to the Company. The 1996 Act eliminated the limit upon the number of stations that can be under common ownership or control nationally. Local ownership was substantially relaxed according to market size.

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

         On February 14, 1998, the Board of Directors declared a dividend of one common share purchase right (a "Right") for each share of the Company's Common Stock outstanding as of the close of business on February 27, 1998. Each Right will entitle the registered holder to purchase from the Company, after the Distribution Date (as defined in the Rights Agreement), common shares at an initial price of $18.00. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired or redeemed. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company since the Board of Directors may, at its option and in its sole and absolute discretion, redeem the Rights as provided in the Rights Agreement.

         CONTROL BY MANAGEMENT. Approximately 22.1% of the Company's outstanding Common Stock is beneficially owned by the Company's current officers and directors. Accordingly, such persons may be able to significantly influence the Company's business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

         NO ASSURANCE AS TO LIQUIDITY ON THE NASDAQ NATIONAL MARKET. The Common Stock is currently listed on the Nasdaq National Market. There can be no assurance that the Common Stock will be actively traded on such market or that, if active trading does develop, it will be sustained.

         ABSENCE OF DIVIDENDS. The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company presently expects to retain its earnings to finance its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by the Company of dividends is also subject to the Company's credit agreement with Foothill. Without Foothill's prior written consent, the Company cannot declare or pay any cash dividends.

ITEM 7       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CHILDREN'S BROADCASTING CORPORATION
Independent Auditors' Report..................................................18
Consolidated Financial Statements
         Balance Sheets.......................................................19
         Statements of Operations.............................................20
         Statement of Shareholders' Equity....................................21
         Statements of Cash Flows.............................................22
Notes to Consolidated Financial Statements....................................24

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Children's Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Children's Broadcasting Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Broadcasting Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses, negative working capital and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1997 and 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 24, 1998, except
for Notes 2, 9, 13 and 16 which are dated
March 13, 1998

                       CHILDREN'S BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                     1997             1996
                                                                 ------------     ------------
      ASSETS (Notes 2 and 9)
Current assets:
   Cash and cash equivalents                                     $    545,258     $  3,370,038
   Accounts receivable, net of allowance for
      doubtful accounts of $472,000 and $93,500, respectively       1,224,756        1,533,792
   Accounts receivable - affiliates (Note 14)                         142,868             --
   Prepaid expenses                                                   108,174          190,398
                                                                 ------------     ------------
         Total current assets                                       2,021,056        5,094,228

Investment in Harmony (Note 4)                                      6,281,728             --
Property and equipment, net (Notes 3, 5 and 10)                     4,708,327        4,274,931
Broadcast licenses, net (Note 3 and 6)                             19,679,154       16,724,653
Intangible assets, net (Note 6)                                     1,550,100        2,048,119
Deferred debt issue costs (Note 9)                                  1,173,209          465,420
                                                                 ------------     ------------
         Total assets                                            $ 35,413,574     $ 28,607,351
                                                                 ============     ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $  1,688,832     $  1,222,125
   Accounts payable - affiliates (Note 14)                               --             44,367
   Accrued interest                                                   324,994           84,146
   Other accrued expenses                                           1,203,331        1,000,194
   Line of credit (Note 8)                                            453,838          164,162
   Short-term debt - directors and shareholders (Note 7)            1,172,500             --
   Long-term debt - current portion (Note 9)                       22,857,386        8,033,758
   Obligation under capital lease - current portion (Note 10)          26,367           34,705
                                                                 ------------     ------------
         Total current liabilities                                 27,727,248       10,583,457

Long-term debt, less current maturities (Note 9)                    2,508,819        1,365,992
Obligation under capital lease (Note 10)                               48,836           70,790
                                                                 ------------     ------------
         Total liabilities                                         30,284,903       12,020,239
                                                                 ------------     ------------

Commitments and Contingencies (Notes 2 and 11)                           --               --

Shareholders' equity (Note 12 and 13):
   Common stock                                                       132,997          115,966
   Additional paid-in capital                                      46,387,536       42,775,092
   Accumulated deficit                                            (40,862,299)     (26,303,946)
   Stock subscriptions receivable                                    (529,563)            --
                                                                 ------------     ------------
         Total shareholders' equity                                 5,128,671       16,587,112
                                                                 ------------     ------------

         Total liabilities and shareholders' equity              $ 35,413,574     $ 28,607,351
                                                                 ============     ============

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              DECEMBER 31,
                                                          1997             1996
                                                      ------------     ------------
Revenues:
   Owned, operated and LMA stations                   $  4,142,112     $  4,061,055
   Network                                               1,712,329        1,593,883
                                                      ------------     ------------
      Total revenues                                     5,854,441        5,654,938

Operating expenses:
   Owned, operated and LMA stations:
      General and administrative                         3,131,507        2,492,992
      Technical and programming                          1,129,853          968,550
      Selling                                            1,464,575        1,574,869
                                                      ------------     ------------
                                                         5,725,935        5,036,411
   Network:
      General and administrative                           557,106          884,652
      Programming                                          880,658          885,227
      Selling                                            1,678,216        1,105,817
      Merchandising                                        268,796          523,719
      Magazine                                                --            125,542
                                                      ------------     ------------
                                                         3,384,776        3,524,957

   Corporate                                             5,112,591        2,023,936
   Corporate expenses paid to affiliated
      management company                                   900,090          750,000
   Amortization and write-off of deferred expenses            --          2,288,141
   Depreciation and amortization                         2,136,720        1,500,504
                                                      ------------     ------------
         Total operating expenses                       17,260,112       15,123,949
                                                      ------------     ------------

Loss from operations                                   (11,405,671)      (9,469,011)

Equity loss in Harmony                                    (540,994)            --
Interest expense                                        (2,602,200)        (604,296)
Interest expense - officers and directors                  (54,658)         (28,808)
Interest income                                             90,599          234,236
Other income (expense)                                     (45,429)            --
                                                      ------------     ------------

Net loss                                              $(14,558,353)    $ (9,867,879)
                                                      ============     ============

Basic and diluted net loss per share                  $      (2.33)    $      (1.99)
                                                      ============     ============

Weighted average number of shares outstanding            6,246,000        5,149,000
                                                      ============     ============

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        Common Stock         Additional      Stock                         Total
                                                   -----------------------     Paid-in   Subscriptions  Accumulated    Shareholders'
                                                     Shares      Amount        Capital     Receivable      Deficit        Equity
                                                   ----------  -----------  ------------  -----------   ------------   ------------
Balance at December 31, 1995                        3,134,224  $    62,683  $ 19,491,302  $      --     $(16,067,310)  $  3,486,675
Net proceeds from public offering of
   common stock                                     2,200,000       44,000    19,740,497         --             --       19,784,497
Issuance of common stock upon exercise of
   options and warrants                                39,536          793       175,550         --             --          176,343
Issuance of common stock in connection with
   acquisition of WJDM(AM),  Elizabeth, New Jersey    270,468        5,409     2,494,591         --             --        2,500,000
Issuance of common stock in connection with
   acquisition of WPWA(AM) - Chester, Pennsylvania     79,052        1,581       498,419         --             --          500,000
Issuance of common stock in connection with
   acquisition of WAUR(AM) - Sandwich, Illinois        75,000        1,500       289,420         --             --          290,920
Issuance of stock warrants in connection with
   bridge loan financing                                 --           --          85,313         --             --           85,313
Accretion of redeemable convertible preferred
   stock                                                 --           --            --           --         (368,757)      (368,757)
Net loss                                                 --           --            --           --       (9,867,879)    (9,867,879)
                                                   ----------  -----------  ------------  -----------   ------------   ------------
   Balance at December 31, 1996                     5,798,280      115,966    42,775,092         --      (26,303,946)    16,587,112

Issuance of common stock upon exercise of
   options and warrants                               138,050        2,761       284,359     (129,563)          --          157,557
Issuance of common stock for installment
   payments of note payable                            65,377        1,307       300,734         --             --          302,041
Issuance of common stock in connection with
   obtaining finance company credit agreement          37,500          750       153,937         --             --          154,687
Issuance of common stock in connection with
   pending acquisition of KMUS(AM),
   Muskogee, Oklahoma                                  82,051        1,641       398,359     (400,000)          --             --
Issuance of common stock in connection with
   acquisition of KIDR(AM), Phoenix, Arizona          268,607        5,372       994,628         --             --        1,000,000
Issuance of common stock in connection with
   investment in Harmony                               60,000        1,200       246,300         --             --          247,500
Issuance of common stock for payment of attorney
   fees in connection with pending litigation         200,000        4,000       828,627         --             --          832,627
Issuance of warrants in connection with debt
   financing                                             --           --         405,500         --             --          405,500
Net loss                                                 --           --            --           --      (14,558,353)   (14,558,353)
                                                   ----------  -----------  ------------  -----------   ------------   ------------

   Balance at December 31, 1997                     6,649,865  $   132,997  $ 46,387,536  $  (529,563)  $(40,862,299)  $  5,128,671
                                                   ==========  ===========  ============  ===========   ============   ============

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     DECEMBER 31,
                                                                 1997             1996
                                                             ------------     ------------
OPERATING ACTIVITIES:

   Net loss                                                  $(14,558,353)    $ (9,867,879)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Provision for doubtful accounts                          378,500           22,000
         Depreciation and amortization                          2,136,720        1,500,504
         Net barter activity                                       34,845          (14,177)
         Amortization and write-off of deferred expenses             --          2,288,141
         Amortization of deferred debt issue costs                480,565           85,313
         Write-off of other intangible assets                     119,260             --
         Equity loss in Harmony                                   540,994             --
         Issuance of common stock for payment of
            attorney fees                                         832,627             --
         Issuance of common stock for payment of
            interest                                              100,306             --
         Decrease (increase) in:
            Accounts receivable                                  (104,309)        (713,183)
            Other receivables                                    (142,868)          49,576
            Prepaid expenses                                       82,224          517,291
            Inventory                                                --             74,046
         Increase (decrease) in:
            Accounts payable - trade                              422,341          516,750
            Accrued interest                                      240,848         (217,243)
            Other accrued expenses                                203,137          266,823
                                                             ------------     ------------
                Net cash used in operating activities          (9,233,163)      (5,492,038)
                                                             ------------     ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                            (637,420)        (607,471)
   Acquisition of radio broadcasting
      licenses and certain related assets                      (1,717,959)     (10,309,654)
   Investment in other intangible assets                          (61,840)        (261,056)
   Investment in Harmony                                       (6,575,222)            --
                                                             ------------     ------------
                Net cash used in investing activities          (8,992,441)     (11,178,181)
                                                             ------------     ------------

FINANCING ACTIVITIES:
   Increase in line of credit                                     289,676          164,162
   Repayment of long-term debt                                   (387,406)        (977,237)
   Repayment of capital lease obligation                          (36,767)         (29,205)
   Proceeds from issuance of short-term debt                    1,250,000             --
   Proceeds from issuance of common stock                         157,557       19,960,840
   Payment of deferred debt issue costs                          (107,336)            --
   Proceeds from issuance of long-term debt                    14,235,100        8,400,000
   Repayment of short-term debt                                      --         (5,450,000)
   Redemption of preferred stock                                     --         (2,615,595)
                                                             ------------     ------------
                Net cash provided by financing activities      15,400,824       19,452,965
                                                             ------------     ------------

Increase (decrease) in cash and cash equivalents               (2,824,780)       2,782,746
Cash and cash equivalents at beginning of year                  3,370,038          587,292
                                                             ------------     ------------

Cash and cash equivalents at end of year                     $    545,258     $  3,370,038
                                                             ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                    $  2,361,352     $    696,347
                                                             ============     ============

        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended December 31, 1997:

      The Company recognized revenues of $703,824 and expenses of $738,669 through barter activity.

      The Company issued 268,607 shares of common stock valued at $1,000,000, incurred a note payable of $1,400,000, and a covenant not-to-compete liability with an estimated net present value of $320,495 related to the acquisition of radio broadcast licenses and property and equipment.

      The Company incurred capital lease liabilities totaling $6,475 related to the acquisition of property and equipment.

      The Company issued 65,377 shares of common stock valued at $302,041 for the payment of 1997 principal and interest installments totaling $201,735 and $100,306, respectively, for the note payable outstanding to the seller of WAUR(AM).

      The Company issued 37,500 shares of common stock and warrants to purchase 425,000 shares of common stock valued at $154,687 and $405,500, respectively, in connection with obtaining short and long-term debt.

      The Company issued 60,000 shares of common stock valued at $247,500 in connection with its investment in Harmony.

      The Company issued 200,000 shares of common stock valued at $832,627 for payment of attorney fees.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended December 31, 1996:

      The Company recognized revenues of $640,903 and expenses of $626,726 through barter activity.

      The Company issued 424,520 shares of common stock valued at $3,290,920 and incurred a covenant not-to- compete liability with an estimated net present value of $1,072,284, related to the acquisition of radio broadcast licenses and property and equipment.

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

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Description of Business:

                  Children's Broadcasting Corporation (the "Company") is a full-time national broadcaster of radio programming in the United States. Prior to January 1998, the Company had developed, produced and distributed programming that was entertaining and informative and directed to the interests and radio listening patterns of pre-teenage children and their families. The Company's Aahs World Radio(sm) format provided 24-hour programming featuring music, stories, call-in segments, quizzes and current events features. The programming varied by time of day in order to attract that component of its prospective audience most likely to be listening. The programming originated at the Company's flagship station, WWTC(AM) in Minneapolis, Minnesota and was distributed via satellite to a network of radio stations around the country, which included stations owned or operated by the Company as well as affiliated stations owned by third parties.

                  In November 1997, the Company announced that it was terminating its network affiliation agreements and that it would cease distributing its full-time Aahs World Radio programming format effective January 30, 1998. The Company retained certain members of the Aahs World Radio staff and intends to continue to explore other forms of distribution of audio programming, including syndicated radio programs. Additionally, the Company is attempting to sell its owned and operated stations.

                  The Company's owned and operated radio stations are operated in individual subsidiaries. Additionally, the broadcasting licenses are held by a second tier of subsidiaries to these operating subsidiaries. At December 31, 1997, the Company's owned and operated radio stations and the related operating and radio broadcast license holding subsidiaries are as follows:


                                  Radio Broadcast
                                  License Holding
           Operating Subsidiary     Subsidiary             Radio Station
           --------------------   ---------------    ---------------------------

         Children's Radio of:
            Chicago, Inc.           WAUR-AM, Inc.    WAUR(AM), Sandwich, IL
            Dallas, Inc.            KAHZ-AM, Inc.    KAHZ(AM), Fort Worth, TX
            Denver, Inc.            KKYD-AM, Inc.    KKYD(AM), Denver, CO
            Detroit, Inc.           WCAR-AM, Inc.    WCAR(AM), Livonia, MI
            Golden Valley, Inc.     KYCR-AM, Inc.    KYCR(AM), Golden Valley, MN
            Houston, Inc.           KTEK-AM, Inc.    KTEK(AM), Alvin, TX
            Kansas City, Inc.       KCNW-AM, Inc.    KCNW(AM), Fairway, KS
            Los Angeles, Inc.       KPLS-AM, Inc.    KPLS(AM), Orange, CA
            Milwaukee, Inc.         WZER-AM, Inc.    WZER(AM), Jackson, WI
            Minneapolis, Inc.       WWTC-AM, Inc.    WWTC(AM), Minneapolis, MN
            New York, Inc.          WJDM-AM, Inc.    WJDM(AM), Elizabeth, NJ
            Philadelphia, Inc.      WPWA-AM, Inc.    WPWA(AM), Chester, PA
            Phoenix, Inc.           KIDR-AM, Inc.    KIDR(AM), Phoenix, AZ

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

             Long Lived Assets:

                  The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The standard establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. This standard did not have an impact on the Company's financial position or results of operations.

             Investment in Harmony:

                  Investment in Harmony (Note 4) is accounted for under the equity method of accounting. The equity method of accounting is used to account for investments made when the Company has the ability to exercise significant influence over the operating and financial policies of an investee, generally involving a 20% to 50% interest in those investees.

                  Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. Additionally, the excess of the Company's pro rata share of the investees net assets is amortized over the estimated useful life of the underlying assets.

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

                  Revenue from such "barter" transactions is based on the fair market value of the goods and services received, and is recognized when the related advertisements are broadcast. Expense or capitalization related to the usage of such goods and services is recognized when they are used or placed in service. The net barter accounts receivable is included in accounts receivable on the accompanying balance sheet.

                  The following represents the barter activity for the respective years:

                  Barter accounts receivable, net - January 1, 1996    $   23,435
                      Barter revenues                                     640,903
                      Barter expenses                                    (626,726)
                                                                       ----------

                  Barter accounts receivable, net - December 31, 1996      37,612
                      Barter revenues                                     703,824
                      Barter expenses                                    (738,669)
                                                                       ----------

                  Barter accounts receivable, net - December 31, 1997  $    2,767
                                                                       ==========

             Net Loss Per Share:

                  In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. As the Company's stock options and warrants are antidilutive for all periods presented only basic EPS is presented. At December 31, 1997, outstanding options and warrants to purchase 3,072,942 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

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

             Stock Based Compensation:

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

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             New Accounting Pronouncements:

                  In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

             Reclassifications:

                  Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

NOTE 2:      CONTINUED EXISTENCE AND MANAGEMENT'S PLAN

             During 1997, the Company incurred a net loss of $14,558,353 and a negative cash flow from operations of $9,233,163, resulting in a working capital position of negative $25,706,192 and an accumulated deficit totaling $40,862,299 at December 31, 1997. Given these circumstances, the Company's continuing covenant defaults under its principle debt agreement (Note 9), and the Company's expected working capital losses in 1998, additional capital will be necessary to sustain the Company's operations.

             In response to this situation, management entered into a sales agreement in July 1997 with Global Broadcasting Company, Inc. ("Global") for the sale of all of the Company's owned and operated radio stations for consideration totaling $72,500,000; however, in January 1998, the Company announced that Global did not close the transaction within the time frame provided by the agreement. As of February 24, 1998, the Company has not taken any action against Global and is currently considering other options for the disposition of its radio station properties. The Company has entered into a brokerage agreement for this purpose and is also attempting to secure additional bridge financing to sustain operations until the completion of a station sale transaction. On March 13, 1998, the Company was able to obtain an advance of $900,000 subject to an amendment to the Credit Agreement (Note 9); however, management believes additional funds will be necessary to sustain operations.

             Management believes the amount of cash required by the Company's operations will decline in 1998 as a result of certain workforce reductions enabled by the cessation of network operations (Note 1). Further, management believes that this decline in operating cash requirements when combined with proceeds from potential bridge financing and from station sale transactions resulting from its

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:      CONTINUED EXISTENCE AND MANAGEMENT'S PLAN (CONTINUED)

             brokerage relationships will allow for adequate funding of the Company's cash requirements through December 31, 1998, although no assurance regarding the success of these efforts can be provided at this time. Additionally, management will continue to seek waivers for the expected continuing covenant defaults under its principle debt agreement as they occur.

             In the event that management's plans as described above are not successful, the Company could be forced to reduce or terminate its operations, curtail acquisitions or other projects, sell or lease its current assets under unfavorable circumstances, delay certain capital projects or potentially default on obligations to creditors. The actions described above may not be sufficient to prevent the Company from liquidating if it is unsuccessful in consummating the sale of any of its stations and additional financing is not obtained. The consolidated financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

NOTE 3:      ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS ("LMA")

             KCAZ(AM), Mission, Kansas:

                  In September 1994, the Company signed an agreement to operate KCAZ(AM) radio station under an LMA for a period of five years beginning October 1, 1994. Under the LMA, monthly payments of $8,200 are made by the Company to cover the operating expenses of the station. If these payments are not sufficient to cover operating expenditures, additional amounts are paid. No additional amounts were paid during the years ended December 31, 1997 and 1996. Additionally, the LMA provides the Company with the option to purchase the radio broadcast license and certain other assets of the radio station for consideration aggregating $550,000. In September 1997, the Company exercised this option and entered into an asset purchase agreement dated November 1997. The purchase is required to close within 30 days of obtaining FCC approval which had not occurred as of February 24, 1998.

             WJDM(AM), Elizabeth, New Jersey:

                  In June 1996, the Company acquired all of the issued and outstanding shares of common stock of Radio Elizabeth, Inc. which holds the radio broadcast license for WJDM(AM) and a special temporary authorization for an expanded band radio frequency. The consideration for the acquisition aggregated $11,580,000 consisting of 270,468 shares of common stock valued at $2,500,000, cash payments totaling $7,580,000 and payments totaling $1,500,000 (less a discount at 9.25% of $427,716) pursuant to a ten year covenant not-to-compete agreement. The $11,580,000 purchase price and related acquisition expenses incurred of $227,784 were allocated based upon the fair market value of the assets acquired, consisting of broadcast licenses of $10,179,984, property and equipment aggregating $140,000, and a covenant not-to-compete of $1,072,284 based upon the net present value of the payments due under the agreement.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:      ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS
             (CONTINUED)

             WJDM(AM), Elizabeth, New Jersey (Continued):

                  During the period February to June 1996, the Company operated the station on behalf of the seller pursuant to a LMA. Additionally, the Company has agreed to allow the seller to continue operation over the existing licensed frequency, pursuant to a LMA which terminates in May 2001, for nominal consideration.

             WCAR(AM), Livonia, Michigan:

                  In June 1996, the Company acquired the radio broadcast license and certain other assets of the radio station WCAR(AM) for $1,500,000 in cash. The purchase price and acquisition expenses incurred of $70,920 were allocated based upon the fair market value of the assets acquired consisting of a broadcast license of $1,251,360 and property and equipment totaling $319,560.

             WPWA(AM), Chester, Pennsylvania:

                  In September 1996, the Company acquired the radio broadcast licenses and certain other assets of the radio station WPWA(AM). The consideration for the acquisition aggregated $1,320,000 consisting of 79,052 shares of common stock valued at $500,000 and cash payments totaling $820,000. The purchase price and related acquisition expenses incurred of $17,750 were allocated based upon the fair market value of the assets acquired consisting of a broadcast license of $923,200 and property and equipment totaling $414,550.

             WAUR(AM), Sandwich, Illinois:

                  In January 1997, the Company completed its acquisition of the radio broadcast license and certain other assets of the radio station WAUR(AM). The consideration for the acquisition aggregated $3,900,000 consisting of cash payments totaling $2,000,000, a $1,400,000 note payable and payments totaling $500,000 (less a discount at 9.5% of $179,505) pursuant to a ten year covenant not-to- compete agreement. During 1996, the Company satisfied a portion of the purchase price by issuing 75,000 shares of its common stock valued at $290,920 and making a cash payment of $81,000. The purchase price and related acquisition expenses incurred of $20,546 were allocated based on the fair market value of the assets acquired consisting of a broadcast license of $3,370,045, property and equipment of $50,500 and a covenant not to compete of $320,495.

             KMUS(AM), Muskogee, Oklahoma:

                  On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS(AM) for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:      ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS
             (CONTINUED)

             KMUS(AM), Muskogee, Oklahoma (Continued):

                  shares of common stock to the seller in exchange for a subscription note receivable of $400,000 which bears interest at a variable rate (11.25% at December 31, 1997) and is secured by the KMUS(AM) station assets. The Company expects that the seller will satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement.

             KIDR(AM), Phoenix, Arizona:

                  In May 1997, the Company acquired the radio broadcast licenses and certain other assets of the radio station KIDR(AM). The consideration for the acquisition consisted of the issuance of 268,607 shares of common stock valued at $1,000,000. The purchase price and related acquisition expenses incurred of $75,000 were allocated based upon the fair market value of the assets acquired consisting of a broadcast license of $636,617 and property and equipment totaling $438,383.

             The unaudited pro forma results of operations which follow assume that the acquisitions of WJDM(AM), WCAR(AM) and WPWA(AM) had occurred at January 1, 1996. In addition to combining the historical results of operations of the Company and the acquired businesses, the pro forma calculations include adjustments for the estimated effect on the historical results of operations for depreciation, interest and issuances of common stock related to the business acquisitions.

                                                                  1996
                                                             ------------
             Revenues                                        $  6,086,647

             Loss from operations                              (9,787,680)

             Net loss                                         (10,149,348)

             Net loss per share                                     (1.82)

             Weighted average number of shares outstanding      5,570,000


             The unaudited proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1996 or of future results of operations of the consolidated entities. Proforma results of operations were not included for the acquisitions of the broadcast licenses and certain other assets of WAUR(AM), KMUS(AM), and KIDR(AM) as each was considered an acquisition of productive assets rather than a continuing business.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           INVESTMENT IN HARMONY

                  In July 1997, the Company acquired an equity interest in Harmony Holdings, Inc. ("Harmony") by purchasing 1,369,231 shares of Harmony's common stock and options to acquire an additional 550,000 shares of Harmony's common stock exercisable at $1.50 per share and expiring at various dates from May to October 2001. Consideration for the acquisition aggregated $4,007,500, consisting of cash payments totaling $3,760,000 and 60,000 shares of the Company's common stock valued at $247,500. The cash consideration was obtained from the following sources, short-term debt due to directors and shareholders aggregating $1,250,000 (Note 7), an additional advance of $2,400,000 under the finance company credit agreement (Note 9) and a use of working capital totaling $110,000. In September 1997, the Company purchased an additional 819,500 shares of Harmony's common stock and options to acquire an additional 200,000 shares of Harmony's common stock exercisable at $1.50 per share and expiring in February 2000. Consideration for the acquisition was $2,731,650 in cash obtained from an additional advance under the finance company credit agreement (Note 9).

                  The Company's investment represents 33.7% of the outstanding common stock of Harmony at December 31, 1997 (42.4% assuming the Company's options and outstanding puts (Note 11) were exercised). The aggregate purchase price paid of $6,739,150 and transaction costs totaling $83,572 were allocated based on the estimated fair market value of the assets acquired, consisting of common stock of $6,149,150 and stock options valued at $590,000. The excess of the purchase price over the Company's pro rata share of Harmony's net tangible assets totaled $3,924,000. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven year estimated useful life.

                  Harmony produces television commercials, music videos and related media. Harmony's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets. Harmony's most recent fiscal year end was June 30, 1997 and its operations and the Company's equity in the earnings (loss) of Harmony are summarized as follows.


                                                Year Ended     Six Months Ended
                                               June 30, 1997   December 31, 1997
                                               -------------   -----------------
                  Contract revenues            $ 64,830,918      $ 22,720,236
                  Cost of production             52,174,372        18,254,490
                                               ------------      ------------
                  Gross profit                   12,656,546         4,456,746
                  Operating expenses             11,185,011         5,738,909
                                               ------------      ------------
                  Income (loss) from operations   1,471,535       (1,273,163)
                  Interest income                    39,655            17,251
                                               ------------      ------------

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  INVESTMENT IN HARMONY (CONTINUED)

                                                            Year Ended      Six Months Ended
                                                          June 30, 1997     December 31, 1997
                                                          -------------     -----------------
         Income (loss) before income taxes                   1,511,190          (1,255,912)
         Income taxes                                          178,763              23,142
                                                          ------------        ------------

         Net income (loss)                                $  1,332,427        $ (1,279,054)
                                                          ============        ============

         Company's pro rata share of Harmony's
                  Net income (loss)                       $       --          $   (328,962)

         Amortization expense for the excess of
                  the investment cost over the underlying
                  net assets of Harmony                          --               (212,032)
                                                          ------------        ------------
         Company's equity income (loss) in Harmony        $      --           $   (540,994)
                                                          ============        ============

         The consolidated balance sheet of Harmony is summarized as follows:

                                                          June 30, 1997     December 31, 1997
                                                          -------------     -----------------
         Current assets                                   $  9,504,622        $  6,153,550
         Non-current assets                                  5,000,424           4,851,971
                                                          ------------        ------------

         Total assets                                     $ 14,505,046        $ 11,005,521
                                                          ============        ============

         Current liabilities                                 6,748,258           5,007,537
         Stockholders' equity                                7,756,788           5,997,984
                                                          ------------        ------------

         Total liabilities and stockholders' equity       $ 14,505,046        $ 11,005,521
                                                          ============        ============

         Harmony is included in The Nasdaq Stock Market's National Market under the symbol "HAHO". At December 31, 1997, the aggregate value of the Harmony common stock held by the Company totaled $4,377,462.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:       PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31:

                                                                                                     Estimated
                                                                                                    Useful Life
                                                                   1997               1996            In Years
                                                              ---------------      ------------     -----------
              Land                                            $       680,079      $    568,462
              Buildings                                               757,956           742,962           30
              Studio and broadcast equipment                        2,639,768         2,162,022         5-10
              Towers                                                1,208,718           943,328           13
              Office equipment                                      1,200,704         1,102,632            5
              Leasehold improvements                                  379,969           211,998            5
              Equipment under capital leases                          177,290           172,391            5
                                                              ---------------      ------------
                                                                    7,044,484         5,903,795
              Less accumulated depreciation                         2,336,157         1,628,864
                                                              ---------------      ------------
              Property and equipment, net                     $     4,708,327      $  4,274,931
                                                              ===============      ============

              Depreciation expense, including that on equipment under capital leases, was $711,927 and $586,901 for the years ended December 31, 1997 and 1996, respectively.

              Accumulated depreciation on the equipment under capital leases was $92,025 and $65,567 at December 31, 1997 and 1996, respectively.

NOTE 6:       INTANGIBLE ASSETS

              Intangible assets consisted of the following at December 31:

                                                                                                      Estimated
                                                                                                     Useful Life
                                                                   1997                1996            In Years
                                                              ---------------      ------------      ----------
              Broadcast license                               $    21,684,545      $ 17,671,494           20
              Less accumulated amortization                         2,005,391           946,841
                                                              ---------------      ------------
              Broadcast licenses, net                         $    19,679,154      $ 16,724,653
                                                              ===============      ============

              Trademarks and tradenames                       $       442,790      $    443,380            6
              Non-compete agreement                                 1,940,250         1,619,755         2-10
              Other                                                   148,322           645,195            5
                                                              ---------------      ------------
                                                                    2,531,362         2,708,330
              Less accumulated amortization                           981,262           660,211
                                                              ---------------      ------------
              Intangible assets, net                          $     1,550,100      $  2,048,119
                                                              ===============      ============

              Amortization expense related to the intangible assets totaled $1,424,793 and $913,603 for the years ended December 31, 1997 and 1996, respectively.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:       SHORT-TERM DEBT - DIRECTORS AND SHAREHOLDERS

              In July 1997, the Company received proceeds aggregating $1,250,000 with the issuance of promissory notes payable and warrants to purchase 125,000 shares of the Company's common stock. The notes payable are due to the following parties: a partnership controlled by a Company director, a Company director individually and a less than five-percent shareholder. The proceeds were utilized to purchase 480,770 shares of the common stock of Harmony (Note 4). The notes payable bear interest at a rate of 10%, are secured by the purchased common stock of Harmony, and mature in July 1998. The warrants vested immediately upon grant and are exercisable at $4.00 per share over a term of five years. The value of the warrants was determined to be $137,500. The notes payable are included on the accompanying balance sheet less the remaining unamortized deferred warrant value of $77,500 at December 31, 1997.

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

NOTE 8:       LINE OF CREDIT

              At December 31, 1997 and 1996, the Company had outstanding short-term borrowings totaling $453,838 and $164,162 under a discretionary line of credit pursuant to the finance company credit agreement (Note 9). The line of credit is limited to the lesser of $500,000 or a percentage of accounts receivable. At December 31, 1997, the maximum credit available was approximately $453,838 which was fully utilized. Interest is charged at a variable rate (12.25% at December 31, 1997).

NOTE 9:       LONG-TERM DEBT

              Long-term debt consisted of the following at December 31:

                                                               1997              1996
                                                           -------------      ------------
              Term note payable bearing interest at a
              variable rate (12.25% at December 31,
              1997). The note payable is due in
              variable quarterly installments of
              principle beginning April 16, 1998 with
              monthly payments of interest through
              November 2000 when the remaining balance
              is payable in full. Due to the recurring
              requirement to meet certain restrictive
              financial covenants, which historically
              have not been met, this entire
              indebtedness is classified as current at
              December 31, 1997 and 1996.                  $ 22,500,000      $  7,885,000



                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:       LONG-TERM DEBT (CONTINUED)

                                                                1997              1996
                                                           -------------      ------------
              Note payable bearing interest at a
              variable rate (9.5% at December 31,
              1997), payable in quarterly installments
              of principle and interest through
              November 2002, and secured by broadcast
              license and other assets of radio station
              WAUR(AM), Sandwich, Illinois.
              Additionally, the note payable
              installment payments may be satisfied
              with the issuance of common stock of the
              Company subject to certain trading volume
              restrictions.                                   1,198,265                 -

              Covenant not-to-compete, non-interest
              bearing, payable in quarterly
              installments of $37,500 through June
              2006, less unamortized discount at 9.25%
              ($320,161 and $390,514 at December 31,
              1997 and 1996, respectively).                     954,839         1,034,486

              Covenant not-to-compete, non-interest
              bearing, payable in quarterly
              installments of $12,500 through January
              2006, less unamortized discount at 9.5%
              ($157,021 at December 31, 1997).                  305,479                 -

              Note payable due to a bank, bearing
              interest at 9.25%, payable in monthly
              installments of principal and interest
              totaling $2,164 through September 2021,
              and secured by the real property of
              station KKYD(AM) in Denver.                       246,716           249,414

              Note payable bearing interest at 9%,
              payable in annual installments totaling
              $30,000 through May 2000 when the
              remaining balance is payable in full. The
              note payable is secured by substantially
              all corporate assets and real property
              owned by a Company director.                      101,315           120,471

              Various installment notes payable,
              bearing interest from 0% to 8.5% and due
              at various maturities through September
              2001.                                              59,591           110,379
                                                           ------------       -----------
                                                             25,366,205         9,399,750

Less current portion                                         22,857,386         8,033,758
                                                           ------------       -----------
Long-term debt, less current portion                       $  2,508,819       $ 1,365,992
                                                           ============       ===========

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:       LONG-TERM DEBT (CONTINUED)

              In November 1996, the Company entered into an agreement with a finance company (the "Credit Agreement") under which three credit facilities (the "Facilities") were established. The Facilities included a $11,500,000 term note payable, of which advances totaling $3,615,000 and $7,885,000 were received during 1997 and 1996, respectively, a $1,000,000 line of credit (Note 8), and a $4,000,000 acquisition facility which was unused at December 31, 1996. In July and September 1997, the Credit Agreement was amended and restated pursuant to additional term note payable advances received by the Company totaling $5,420,100 and $5,800,000, respectively. The provisions of the Credit Agreement remained substantially unchanged as a result of the July and September 1997 amendments and restatement except that the $4,000,000 acquisition facility was canceled and the available line of credit (Note 8) was reduced from $1,000,000 to $500,000 in favor of the increased term note payable.

              In connection with the original Credit Agreement and subsequent amendments, the Company has incurred debt issuance costs aggregating $1,593,420. These costs included finance company fees which reduced the proceeds of the term note payable advances ($985,000), the value of assigned to warrants granted to the finance company ($268,000), the value of the 37,500 shares of the Company common stock issued to the transaction broker ($154,687), and other transaction costs ($185,733). The debt issuance costs have been deferred on the accompanying balance sheet and are being amortized utilizing the interest method over the remaining life of the Credit Agreement. At December 31, 1997 and 1996, the unamortized value of these costs totaled $1,173,209 and $465,420, respectively.

              The Facilities mature on November 26, 2000 and are subject to certain restrictive covenants. The restrictive covenants include, but are not limited to, the following: the Company may incur additional indebtedness or liens on its assets only under specified circumstances, must maintain the principle nature of its business, cannot dispose of significant assets, must maintain stockholders equity of at least $14,100,000, must maintain working capital of at least $2,000,000, must maintain a minimum Harmony common stock pledge of $2,600,000, and may not make capital expenditures in excess of $750,000 annually during 1998 to 2000. As of December 31, 1997, the Company had not met certain of the covenant requirements; however, on March 13, 1998, the Finance Company waived its rights pursuant to these violations in connection with an amendment to the Credit Agreement (Note 16). Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or the finance company agrees to waive its rights to such potential future covenant violations. The finance company would not provide the Company with such a waiver and accordingly, the Company has reflected all related outstanding debt as a current liability on the accompanying consolidated balance sheet. The Company's indebtedness under the Facilities is secured by substantially all the assets of the Company and its subsidiaries, by a pledge of its subsidiaries' stock, a pledge of 1,407,961 shares of Harmony common stock, and by a guarantee of its subsidiaries.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:       LONG-TERM DEBT (CONTINUED)

              Future maturities of long-term debt including classification of the entire term note payable to the finance company (aggregating $22,500,000 at December 31, 1997) as a current obligation, are as follows:

              Year ending December 31:
              1998                             $  22,857,386
              1999                                   375,522
              2000                                   437,003
              2001                                   398,270
              2002                                   433,981
              Thereafter                             864,043
                                               -------------
                                               $  25,366,205
                                               =============

              The Company believes that the carrying value of the debt approximates its fair market value at December 31, 1997 and 1996, as the Company's borrowing rate has not changed substantially since the issuance of the majority of its debt.

NOTE 10:      OBLIGATIONS UNDER CAPITAL LEASES

              The Company leases certain computer equipment under capital leases expiring through October 2002. Future minimum lease payments for each of the next five years are as follows:

              Year ending December 31:
              1998                                               $      37,301
              1999                                                      31,306
              2000                                                      15,200
              2001                                                      12,929
              2002                                                         656
                                                                 -------------
              Total minimum lease payments                              97,392
              Less amount representing interest                         22,189
                                                                 -------------
              Present value of net minimum lease payments               75,203
              Less current portion                                      26,367
                                                                 -------------
              Long-term portion                                  $      48,836
                                                                 =============

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:      COMMITMENTS AND CONTINGENCIES

              Operating Leases and Other Commitments:

                  The Company leases office, broadcast space and a transmitter site from related parties, including a Company director. Other commitments include office equipment, satellite transmission rights, local programming and marketing agreements, license agreements and similar type contracts.

                  Future minimum lease and other commitment payments are as follows for the years ending December 31:


                                  Related            Third
                                  Parties           Parties            Total
                               -------------      ------------     ------------
                     1998         $  309,374        $  468,059       $  777,433
                     1999            313,000           342,687          655,687
                     2000            324,000           138,205          462,205
                     2001            280,000           103,496          383,496
                     2002                  -            60,549           60,549
                               -------------      ------------     ------------
                                  $1,226,374        $1,112,996       $2,339,370
                               =============      ============     ============

                  Total rent expense was $878,363 and $792,069 for the years ended December 31, 1997 and 1996, respectively, and rent expense to related parties totaled $288,608 and $244,518, respectively.

              AAHS Children's Foundation:

                  In December 1994, the AAHS Children's Foundation was incorporated and the Company's board of directors authorized the contribution of 25,000 shares of the Company's common stock to capitalize the Foundation. No shares have been issued as of December 31, 1997. A contribution expense will be recorded for the fair market value of the shares on the date the shares are actually issued.

              Pending Litigation:

                  Following the termination of the ABC Radio Network's Joint Operations Agreement (the "Agreement") (Note 13) by ABC, the Company filed a lawsuit against The Walt Disney Company and ABC for relief and to recover damages for their alleged attempts to misappropriate the Company's confidential information and trade secrets acquired through their strategic relationship with the Company in order to unfairly compete with the Company. There can be no assurance that the Company will prevail in this litigation or recover any of the damages

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:      COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Pending Litigation (Continued):

                  sought. Additionally, ABC has subsequently filed a counterclaim against the Company alleging that CBC owed certain fees to ABC pursuant to the Agreement. The Company denies that any fees are due ABC. ABC seeks an unspecified amount of damages. Management believes that should ABC prevail upon its counter-claim, the resulting damages would not have a material impact on the Company. In connection with this lawsuit, the Company issued 200,000 shares of the Company's common stock for payment of the legal fees aggregating $832,627.

                  Additionally, the Company has entered an agreement with its primary counsel for this litigation. Under the agreement counsel has agreed to make twenty-five percent of their fees contingent upon the successful outcome of this lawsuit in exchange for seven and one half percent of any settlement or judgement in favor of the Company. At December 31, 1997, the fees deferred under this agreement totaled approximately $265,000.

              Transaction Commissions:

                  The Company has two active brokerage agreements whereby the brokers will receive a commission in the event of the completion of certain defined financing, radio station sale, and strategic partnership transactions with specified parties. As of December 31, 1997 and 1996, no amounts were due under the agreements.

              401(k) Savings/Profit-Sharing Plan:

                  The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions in 1997 or 1996.

              Harmony Common Stock Put Option:

                  In connection with the Company's investment in Harmony, the Company agreed to purchase an additional 225,000 shares of Harmony common stock for a cash payment of $562,500 at the option of the seller. In February 1998, the seller exercised this put option and accordingly the Company is required to purchase the aforementioned shares no later than March 31, 1998.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:      COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Land Purchase Agreement:

                  In August 1997, the Company entered an agreement to purchase land for the improvement of its KPLS(AM) broadcast signal. Under the agreement, the Company may purchase approximately sixty acres of land for a cash payment of $3,210,000. Additionally, the Company must make escrow deposits of $5,000 per month until the transaction is closed which must occur by August 1998. However, the closing may be extended for approximately six months at the Company's option for a cash payment of $20,000.

NOTE 12:      REDEEMABLE CONVERTIBLE PREFERRED STOCK

              On August 23, 1994, the Company issued 290,213 shares of redeemable convertible preferred stock in partial payment for acquiring certain assets and liabilities of Orange County Broadcasting Corporation. This stock was redeemed in November 1996 for consideration totaling $2,615,595 utilizing funds received in connection with the Company's finance company note payable (Note
              9). For financial reporting purposes, the preferred stock had been discounted from its stated value of $10 per share at the redemption date, originally five years from the date of issuance to its present value using a discount rate of 7%. Prior to the redemption, this balance had been accreted to its stated value over the original five-year nonredeemable period.

NOTE 13:      SHAREHOLDERS' EQUITY

              Common Stock:

                  The Company has authorized 50,000,000 shares of common stock at $.02 par value. The Company has issued 6,460,824 voting shares of which 6,460,824 and 5,609,239 are outstanding at December 31, 1997 and 1996, respectively, and 189,041 nonvoting shares of which all are outstanding at December 31, 1997 and 1996.

              Public Securities Offering:

                  In March 1996, the Company issued 2,200,000 shares of its common stock at a price of $10 per share resulting in proceeds net of commission and other direct expenses (aggregating $2,215,503) of $19,784,497. Additionally, the direct public offering expenses include payment of $100,000 to a corporation related through common control as a bonus to that company for the contributions its employees made towards the successful completion of the offering.

              Incentive and Non-Qualified Stock Options Plans:

                  The Company established a stock option plan in 1991 to provide incentives to employees whereby 100,000 shares of the Company's common stock have been granted. The options are

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:      SHAREHOLDERS' EQUITY (CONTINUED)

              Incentive and Non-Qualified Stock Options Plans (Continued):

                  exercisable on the date of grant and are generally valued at the fair market value of the stock on the date of grant. The options expire on various dates through January 2005.

                  During 1991, the Company also established a plan to grant non-qualified stock options to key employees and directors of the Company. These options vest over varying periods or upon the occurrence of specific events and expire through April 2003.

                  In March 1994, the board adopted the 1994 Stock Option Plan whereby 1,000,000 shares of the Company's common stock have been reserved. The options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options generally vest over a five-year period and expire through January 2005.

                  In May 1994, the board adopted the 1994 Director Stock Option Plan whereby 125,000 shares of the Company's common stock have been reserved. The plan provides for automatic grants of non-qualified options to purchase 3,750 shares to outside directors upon first becoming a director and an additional 3,750 shares upon each anniversary of the original grant. The options are generally valued at the fair market value of the stock on the date of grant. The shares become exercisable one year from the date of grant and expire five years thereafter.

                  In May 1996, the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 1997 and 1996.

                  A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                                1997                         1996
                                                      ------------------------     -----------------------
                                                                     Weighted-                   Weighted-
                                                                      Average                     Average
                                                                     Exercise                    Exercise
                           Fixed Options                Shares         Price          Shares      Price
                  ----------------------------------  -----------   ----------     -----------  ----------
                  Outstanding at beginning of year     1,343,806     $   5.74         570,316    $   6.71
                  Granted...........................     199,250         3.52         831,015        5.24
                  Exercised.........................    (123,000)        2.00         (21,782)       7.94
                  Forfeited.........................     (47,655)        5.86         (35,743)       7.36
                                                      ----------                    ---------
                  Outstanding at end of year........   1,372,401         5.76       1,343,806        5.74
                                                      ==========                    =========
                  Options exercisable at year end...     518,393         6.71         436,425        6.33
                  Weighted-average fair value of
                     options granted during the year                 $   2.21                    $   2.56

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                  The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding                               Options Exercisable
                  -----------------------------------------------------   ----------------------------------------
                                                          Weighted-         Weighted-                    Weighted-
                                         Number            Average           Average        Number       Average
                      Range of         Outstanding        Remaining          Exercise     Exercisable    Exercise
                  Exercise Prices      at 12/31/97     Contractual Life       Price       at 12/31/97     Price
                 -----------------    -------------    ----------------   ------------   -------------  ----------
                  $  2.00 to 4.99         575,526         4.1 years        $     3.53       181,076      $   3.54
                     5.00 to 7.99         466,125         3.6 years              6.40        98,625          7.41
                    8.00 to 12.76         330,750         2.6 years              8.71       238,692          8.83
                                        ---------                                          -------
                    2.00 to 12.76       1,372,401         3.6 years              5.76       518,393          6.71
                                        =========                                          =======

                  Included in the table above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance-based options is presented below:

                                                                  1997                           1996
                                                    -------------------------------   ------------------------
                                                                                                     Weighted-
                                                                       Weighted-                     Average
                                                                        Average                      Exercise
                         Performance Options           Shares        Exercise Price     Shares        Price
                  --------------------------------  ------------     --------------   ----------   -----------
                  Outstanding at beginning of year       160,625     $         7.70      183,125    $   7.43
                  Granted.........................             -                  -        2,500        8.38
                  Exercised.......................             -                  -            -           -
                  Forfeited.......................       (1,875)               8.38     (25,000)        7.26
                                                    -----------      --------------   ----------    --------
                  Outstanding at end of year......       158,750               7.59      160,625        7.60
                                                    ============     ==============   ==========    ========
                  Options exercisable at year end         50,000               7.70       50,000        7.70
                  Weighted-average fair value of
                     options granted during the year                 $            -                 $   4.02

                  As of December 31, 1997 the performance options outstanding under the Plans have exercise prices between $7.26 and $8.38 and a weighted-average remaining contractual life of 2.2 years.

                  FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:      SHAREHOLDERS' EQUITY (CONTINUED)

              Incentive and Non-Qualified Stock Options Plans (Continued):

                  cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield for each year; weighted average estimated option life 5.0 and 2.5 years; expected volatility of 69.3 and
                  70.2 percent; and risk-free interest rates of 6.3 and 6.0 percent.

                  Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                   1997                1996
                                             ---------------     --------------
                  Net loss:
                      As reported           $  (14,558,353)      $  (9,867,879)
                      Pro forma                (15,155,046)        (11,996,781)

                  Net loss per share
                      As reported                    (2.33)              (1.99)
                      Pro forma                      (2.43)              (2.40)

                  Affiliate Warrant Program:

                      In 1994, the Company implemented a program whereby the Company could grant warrants to affiliates carrying its programming and has reserved 375,000 shares of its common stock for issuance under this program. Warrants are to be granted to affiliates based upon number of persons within the affiliate's area (coverage). Warrants are issued to purchase 500 shares of common stock for a specified coverage area. The warrants vest in one-third increments upon the first three anniversary dates of entry into an affiliation agreement, contingent upon such affiliates having carried the Company programming for at least 18 hours per day for the preceding year as specified in the affiliation agreement. The warrants expire two years following full vesting. This program qualifies as a performance based warrant program under which performance expense will be measured at each anniversary date. No warrants were issued under this program in 1997 or 1996.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Sponsor Partnership Warrant Program:

                      In 1994, the Company reserved 250,000 shares of its common stock under a program to grant warrants to qualified sponsors committing to a three-year advertising program. This commitment must be renewed in years two and three in order for the warrants to vest. This program qualifies as a performance based warrant program under which an expense will be measured as the warrants vest. No warrants have been issued under this program.

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

                  ABC Radio Networks Joint Operations Agreement:

                      In November 1995, the Company entered into an agreement with ABC Radio Networks, Inc. pursuant to which ABC's affiliate development and national advertising sales staffs were to add the Radio AAHS format to their inventory, assisting the Company in marketing the format to broadcasters and advertisers. The agreement also provided for a cooperative effort in developing sales, marketing and research programs. In consideration for entering into the agreement and providing services to the Company, ABC received a payment of $25,000 per month and a warrant to purchase 1,088,684 non-voting shares of common stock. The value of these warrants was determined to be approximately $2,221,000 using the Black-Scholes option-pricing model. Approximately $606,000 was charged to operations during the period January to July 1996. In July 1996, ABC notified the Company of its intent to terminate the agreement and the remaining balance of $1,518,500 was written-off and the warrant was canceled.

                  Brokerage Fees:

                      In July 1996 and in connection with the acquisition of WJDM(AM), Elizabeth, New Jersey (Note 3), the Company granted warrants to purchase 125,000 shares of the Company's common stock at an exercise price of $11.00 per share as a brokerage commission. The warrants became exercisable in June 1997 and expire in June 2002.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Brokerage Fees (Continued):

                      In March 1997 and in connection with obtaining the Credit Agreement (Note 9), the Company issued 37,500 shares of common stock with an aggregate value of $154,687 as a brokerage commission.

                  Finance Company Credit Agreement:

                      In connection with the original completion and subsequent amendments of the Credit Agreement (Note 9), the Company granted the finance company warrants to purchase 350,000 shares of the Company's common stock at exercise prices ranging from $3.76 to $5.29. The warrants became immediately exercisable and expire through September 2002. The warrants also are convertible into a variable number of shares of common stock which, upon conversion, allows the finance company to receive a benefit of an amount equal to the amount obtainable if the options were exercised without payment of the related exercise price. Additionally, on March 13, 1998, the Credit Agreement was amended (Note 16). In connection with this subsequent amendment, the Company granted the finance company a warrant to purchase 100,000 shares of the Company's common stock for $3.68 per share and amended the exercise price on a previously granted warrant for 100,000 shares of the Company's common stock from $5.29 to $3.68 per share.

                  The following table summarizes the warrants to purchase shares of the Company's common stock:

                                                                                            Exercise
                                                            Warrants                          Price
                                                           Outstanding    Exercisable       Per Share
                                                          ------------    -----------    --------------
                    Balance at January 1, 1996              2,261,145       2,247,144    $2.40 - $13.80
                    Granted:
                         Brokerage fee                        125,000               -             11.00
                         Short-term debt                       57,500          57,500             13.00
                         Credit Agreement                      50,000          50,000              4.40
                    Exercised:
                         Private placements warrants          (12,500)        (12,500)             4.00
                         Other                                 (1,870)         (1,870)             2.40
                    Canceled:
                         ABC Radio Networks, Inc.          (1,088,684)     (1,088,684)             7.63
                         Warner Music Enterprises            (100,000)       (100,000)             7.63
                                                          -----------    ------------    --------------

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Balance at December 31, 1996        1,290,591       1,151,590     $2.40 - $13.80
                  Granted:
                      Credit Agreement                  100,000         100,000               5.29
                      Credit Agreement                  200,000         200,000               3.76
                      Short-term debt                   125,000         125,000               4.00
                  Exercised:
                      Other                            (15,050)        (15,050)               2.40
                      Became exercisable                      -         125,000              11.00
                                                   ------------     -----------     --------------

                  Balance at December 31, 1997        1,700,541       1,686,540     $2.40 - $13.80
                                                   ============     ===========     ==============

                  Included in the table above are warrants issued in connection with the finance company Credit Agreement, bridge loans and other short-term notes payable. The value of these warrants is charged to interest expense over the term of the related debt agreement and during the years ended December 31, 1997 and 1996, the Company incurred interest expense aggregating approximately $103,859 and $238,000, respectively. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate.

NOTE 14:          RELATED PARTY TRANSACTIONS

                  The Company has a management services contract with a privately held affiliate (the "Management Company") related to the Company through common control. The contract, which expires in December 1999 and is renewable annually thereafter, requires that the Company pay the Management Company a fee of $75,000 per month for services received. The management fees totaled $900,090 and $750,000 in 1997 and 1996, respectively.

                  The Management Company also provides services to another privately held affiliate related to the Company through common control. The management fee is based on estimated usage of the Management Company's services by each company. Management reviews the allocation periodically and believes that the allocation method is reasonable.

                  Additionally, at December 31, 1997 and 1996, accounts receivable (payable) aggregating $142,868 and $(44,367), respectively, were outstanding from (to) several affiliates related to Company through common control. These accounts result primarily from the allocation of shared expenses.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:          INCOME TAXES

                  At December 31, 1997, the Company has net operating loss carryforwards as follows for income tax purposes:


                                                      Net Operating Loss
                  Carryforward Expires                   Carryforward
                  --------------------                ------------------
                          2001                                 $45,778
                          2002                                  23,703
                          2004                                  24,057
                          2005                                  58,988
                          2006                                  19,053
                          2007                               1,009,553
                          2008                               3,314,683
                          2009                               4,256,245
                          2010                               5,923,651
                          2011                               7,257,593
                   2012 (approximate)                       13,000,000
                                                           -----------
                                                           $34,933,304
                                                           ===========

                   A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income (loss) before taxes on income is as follows:

                                                                            1997              1996
                                                                          ---------         --------
                  Statutory rate (benefit)                                 (34.0)%           (34.0)%
                  Operating losses generating no
                     current tax benefit                                    34.0%             26.7
                  Deferred warrant costs associated with
                     the terminated ABC marketing agreement                    -               7.3
                                                                           -----             -----
                  Effective tax rate                                           -%                -%
                                                                           =====             =====

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December
                  31 are as follows:

                                                                             1997            1996
                                                                          -----------     -----------
                  Deferred tax assets:
                  Net operating loss carryforwards                        $12,943,000     $ 8,086,000
                  Excess of subsidiary stock tax basis
                     over the amount for financial reporting                3,814,000       3,814,000
                  Other items not yet deductible for tax
                     purposes                                                 466,000          69,000
                                                                         ------------     -----------
                  Total long-term deferred tax asset                       17,223,000      11,969,000

                                        CHILDREN'S BROADCASTING CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15:      INCOME TAXES (CONTINUED)

              Deferred tax liability:
                 Amortization and the excess of broadcasting
                  license financial reporting basis over the
                   amounts for taxes                                        3,356,000        3,592,000
                                                                         ------------     ------------

              Total net long-term deferred tax asset                       13,867,000        8,377,000

              Valuation allowance for net deferred tax
              assets                                                      (13,867,000)      (8,377,000)
                                                                         ------------     ------------

              Net deferred tax assets                                    $          -     $          -
                                                                         ============     ============

              As the Company has posted consistent losses since inception, realization of the tax benefit related to these net deferred tax asset is uncertain. Accordingly, no deferred tax asset has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase of $5,490,000 and $2,836,000 in 1997 and 1996, respectively.

NOTE 16:      SUBSEQUENT EVENTS

              Note Payable - Harmony:

                  In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony (Note 4) with a face amount of $650,000. The note payable bears interest at 15%, is unsecured and due upon demand.

              Shareholder Rights Plan:

                  In February 1998, the Company adopted a Shareholder Rights Plan designed to enable the Company and its board to develop and preserve long-term values for shareholders and to protect shareholders in the event an attempt is made to acquire control of Company through certain coercive or unfair tactics or without an offer of fair value to all shareholders. The plan provides for distribution of a common share purchase right to each shareholder of record of the Company's common stock on February 27, 1998. Under the plan, these rights to purchase common shares will generally be exercisable a certain number of days after a person or group acquires or announces an intention to acquire 20% or more of the Company's common stock. Each right entitles the holder, after the rights become exercisable, to receive shares of Company common stock having a market value of two times the exercise price of the right or securities of the acquiring entity at one-half their market value at that time.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16:      SUBSEQUENT EVENTS

              Amendment of the Credit Agreement:

                  On March 13, 1998, the Credit Agreement (Note 9) was amended pursuant to an additional term note payable advance of $1,000,000 of which the Company received proceeds totaling $900,000 and paid a loan fee of $100,000. The provisions of the Credit Agreement remained substantially unchanged as a result of the amendment, except that the variable interest rate was increased by 1% to 13.25% at March 13, 1998, a principle installment of $500,000 due March 31, 1998 was deferred until April 16, 1998, and the Company received a waiver of certain debt covenants which the Company had not met as of December 31, 1997. As additional consideration for the amendment, the Company issued the finance company an additional warrant to purchase 100,000 shares of the Company's common stock and amended the exercise price of a previously granted warrant (Note 13).

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 27, 1996, the Board of Directors engaged BDO Seidman, LLP as the Company's new independent accountant for the fiscal year ending December 31, 1996. During the years ended December 31, 1994 and 1995, and through June 27, 1996, the Company did not consult with BDO Seidman, LLP on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on the Company's financial statements, or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K, Item 304(a)(2).

         On June 27, 1996, the Company dismissed Ernst & Young LLP as its independent accountant. Except for an explanatory paragraph with respect to substantial doubt about the Company's ability to continue as a going concern and management's plans described in Note 2 to the Company's consolidated financial statements as of and for the years ended December 31, 1994 and 1995, the reports of Ernst & Young LLP on the financial statements for such fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the years ended December 31, 1994 and 1995, and through June 27, 1996, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the years ended December 31, 1994 and 1995, and through June 27, 1996, there were no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

                                    PART III

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                   MANAGEMENT

            Name                       Age     Position
            --------------------       ---     --------------------------------------------------
            Christopher T. Dahl         54     Chairman of the Board of Directors, President and Chief
                                               Executive Officer
            James G. Gilbertson         36     Chief Operating Officer, Chief Financial Officer and
                                               Treasurer
            Lance W. Riley              47     General Counsel and Secretary
            Gary W. Landis              44     Executive Vice President of Programming
            Barbara A. McMahon          42     Executive Vice President of Affiliate Relations
            Rick E. Smith               36     Executive Vice President of National Sales
            Richard W. Perkins          67     Director
            Russell Cowles II           61     Director
            Michael R. Wigley           44     Director

         CHRISTOPHER T. DAHL has been Chairman of the Board, President and Chief Executive Officer of the Company since its inception in February 1990. Mr. Dahl is Chairman and Chief Executive Officer of CAC and a director of RMC. Prior to founding CAC in 1986, Mr. Dahl managed his private investments. From 1969 to 1979, he was the founder and President of a group of companies involved in photofinishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969. Mr. Dahl is also Chairman of the Board of Harmony.

         JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since April 1996 and its Chief Financial Officer since July 1992. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also an executive officer of Harmony.

         LANCE W. RILEY became the General Counsel and Secretary of the Company in March 1994. Mr. Riley has been practicing law since 1977. His primary area of practice is radio broadcasting and he held the position of Chairman of the Communications Law Section of the Minnesota Bar Association from 1990 to 1994. Mr. Riley has been Of Counsel with the firm of Hessian & McKasy, P.A. (f/k/a Hessian, McKasy & Soderberg, P.A.) since 1994. Prior to joining the Company, Mr. Riley was partner in the firm of Courey, Albers, Gilbert and Riley P.A. Mr. Riley is also an officer of Harmony.

         GARY W. LANDIS has served as the Company's Vice President of Programming since December 1992 and became an Executive Vice President in July 1994. From 1985 to 1992, Mr. Landis served as Vice President of Programming for Westwood One, the second largest radio network company in the U.S. Between 1982 and 1985, Mr. Landis served as Director of Programming for the RKO Radio Networks.

         BARBARA A. MCMAHON joined the Company in June 1993 to oversee the growth of the network through affiliates and was promoted to Executive Vice President of Affiliate Relations in June 1996. During the years

1980 through 1989, Ms. McMahon served as Director for NBC Radio Networks, Mutual Broadcasting and RKO Radio Networks.

         RICK E. SMITH became the Company's Executive Vice President of National Sales in October 1996. From September 1994 to April 1995, he served as Affiliate Relations Manager and then assumed the position of Marketing Manager. Mr. Smith served as Vice President of Sales and Marketing for Uncle B's Bakery, a national food manufacturer, from 1989 to 1994.

         RICHARD W. PERKINS has been a director of the Company since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of PCM, a registered investment advisor. Mr. Perkins is also a director of CAC and RMC as well as the following publicly held companies:
Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Lifecore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; Quantech LTD., a developer of immunological tests; and Harmony.

         RUSSELL COWLES II was elected in 1994 as a director of the Company, subject to either obtaining a waiver from the FCC of the application of its cross-ownership rules or the amendment of such rules to remove existing restrictions. In March 1998, following his sale of interests which implicated the FCC's cross-ownership rules, Mr. Cowles assumed his role as a director. Mr. Cowles has served as a Trustee of the Cowles Family Voting Trust since 1984. Mr. Cowles was previously employed in the production, distribution, financial and planning departments of the Minneapolis STAR TRIBUNE and worked in the engineering and production departments of radio and television broadcasting stations. Mr. Cowles is also a director of CAC and RMC.

         MICHAEL R. WIGLEY was elected to the Company's Board of Directors in February 1998, to fill the vacancy created by the resignation of Rodney P. Burwell and to serve until the next Annual Meeting of Shareholders. Mr. Wigley is President and Chief Executive Officer of Great Plains Companies, Inc. ("Great Plains"), a building material and supply company based on Roseville, Minnesota. He has served as its President since 1989. Mr. Wigley is also Chairman and Chief Executive Officer of four subsidiaries of Great Plains, as well as Chairman and Chief Executive Officer of Great Plains Properties, Inc. and TerrDek Lighting, Inc., two independent privately-held companies. He co-founded the Minnesota branch of McKinsey & Company, where he managed various teams of consultants from 1986 to 1989. Mr. Wigley holds a M.B.A. from Harvard University and a M.S. in Civil Engineering from Stanford University.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Commission. Such officers, directors and shareholders are required by the Commission to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the Commission during 1997, all applicable
Section 16(a) filing requirements were satisfied.

ITEM 10       EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company during the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                        ----------------------
                                                 ANNUAL COMPENSATION           AWARDS
                                                 -------------------    ----------------------
               NAME AND                                                 SECURITIES UNDERLYING
           PRINCIPAL POSITION          YEAR     SALARY($)     BONUS($)         OPTIONS
           ------------------          ----     ---------     --------  ----------------------
         Christopher T. Dahl           1997      210,000            -         37,500(1)
                  President and        1996      210,000       56,500        150,000(2)(3)
                  Chief Executive      1995      210,000       12,500         41,250(4)
                  Officer

         James G. Gilbertson           1997      123,500           -          25,000(1)
                  Chief Operating      1996      123,500       55,875        100,000(3)(5)
                  Officer              1995       97,500       17,500         25,000(6)(7)

         Gary W. Landis                1997      125,000            -         12,500(1)
                  Executive Vice       1996      125,000       12,500         75,000(3)(8)
                  President of         1995      125,000           --         45,000(9)
                  Programming

         Lance W. Riley                1997      118,750            -         12,500(1)
                  General Counsel      1996      110,833       42,500         75,000(3)(8)
                  and Secretary        1995       95,000       15,000         40,000(10)

         Denny J. Manrique(11)         1997      122,655        6,000          9,000(1)
                  Executive Vice       1996      117,023        1,000         43,000(12)
                  President of Sales   1995      101,082           --                --
                  Development

---------------
(1) Option grants at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

(2) Option grant of 50,000 shares at $5.88 per share and 75,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

(3)      Non-qualified grant of options for 25,000 shares at $5.88 per share.

(4)      Non-qualified grant of options for 41,250 shares at $7.70 per share.

(5) Option grant of 25,000 shares at $5.88 per share and 50,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

(6) Option grant of 12,500 shares at $7.26 per share pursuant to the Company's 1991 Stock Option Plan.

(7) Option grant of 12,500 shares at $7.26 per share pursuant to the Company's 1994 Stock Option Plan.

(8) Option grant of 25,000 shares at $5.88 per share and 25,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

(9) Option to purchase 17,500 shares at $7.26 per share pursuant to the Company's 1994 Stock Option Plan and non-qualified grants of options for 27,500 shares at $9.50 per share.

(10) Option grant of 25,000 shares at $7.25 per share pursuant to the Company's 1991 Stock Option Plan and non-qualified options of 15,000 shares at $9.50 per share.

(11)     Mr. Manrique's employment with the Company terminated on February 1,
         1998.

(12) Option grant of 25,000 shares at $8.38 per share and 18,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

         The following table sets forth the number of securities underlying options granted in1997, the percent the grant represents of the total options granted to employees during such fiscal year, the per share exercise price of the options granted, and the expiration date of the options for the Named Executive Officers.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                             NUMBER OF          PERCENT OF TOTAL
                                            SECURITIES         OPTIONS GRANTED TO
                                         UNDERLYING OPTIONS    EMPLOYEES IN FISCAL    EXERCISE PRICE
   NAME                                       GRANTED                 YEAR             ($/SHARE)(1)      EXPIRATION DATE
   ---------------------------------     ------------------    -------------------    --------------     ---------------
   Christopher T. Dahl..............          37,500                  19.9                  3.50              6/2/02
   James G. Gilbertson..............          25,000                  13.3                  3.50              6/2/02
   Gary W. Landis...................          12,500                   6.6                  3.50              6/2/02
   Lance W. Riley...................          12,500                   6.6                  3.50              6/2/02
   Denny J. Manrique................           9,000                   4.8                  3.50              6/2/02


---------------
(1) Fair market value on the date of grant, in accordance with the Company's 1994 Stock Option Plan.

         The following table sets forth certain information regarding options exercised by the Named Executive Officers during 1997 and the number and value of unexercised in-the-money options for the Named Executive Officers at December 31, 1997.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF
                                                                SECURITIES         VALUE OF UNEXERCISED
                                                                UNDERLYING         IN-THE-MONEY OPTIONS
                                                            UNEXERCISED OPTIONS          AT FISCAL
                                                            AT FISCAL YEAR END         YEAR END($)(1)
                                    SHARES                 --------------------    --------------------
                                 ACQUIRED ON     VALUE         EXERCISABLE/            EXERCISABLE/
               NAME                EXERCISE   REALIZED($)     UNEXERCISABLE            UNEXERCISABLE
  -----------------------------  -----------  -----------  --------------------    --------------------
  Christopher T. Dahl..........    25,000        45,313       80,625/198,125          107,188/286,563
  James G. Gilbertson..........    10,750        18,141       57,917/129,583           71,458/191,042
  Gary W. Landis...............         -             -       48,542/103,958           35,729/95,521
  Lance W. Riley...............         -             -       45,208/107,292           35,729/95,521
  Denny J. Manrique............         -             -       25,406/26,594            25,725/68,775


---------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of March 15, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, nominee for director and executive officer of the Company and (iii) the executive officers of the Company and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. The business address of Messrs. Dahl, Gilbertson, Riley, Landis, Smith and Ms. McMahon is 724 First Street North, Minneapolis, Minnesota 55401.

                                                       SHARES           PERCENT
                                                    BENEFICIALLY           OF
                                                     OWNED (1)           CLASS
                                                  ----------------     ---------

    Perkins Capital Management, Inc.............    1,609,771(2)         25.1%
         730 East Lake Street
         Wayzata, Minnesota  55391
    Heartland Advisors, Inc.....................    1,455,100(3)         22.7%
         790 North Milwaukee Street
         Milwaukee, Wisconsin  53202
    Christopher T. Dahl.........................      574,236(4)          8.8%
    Richard W. Perkins..........................      487,709(5)          7.3%
    Foothill Capital Corporation................      450,000(6)          6.3%
         11111 Santa Monica Boulevard
         Los Angeles, California 90025
    Russell Cowles II...........................      283,139(7)(8)       4.4%
    John Cowles Family Trust ...................      214,041(8)          3.3%
         Sherburne and Coughlin, Ltd.
         708 South 3rd Street, Suite 510
         Minneapolis, Minnesota  55415
    James G. Gilbertson.........................       78,583(9)          1.2%
    Gary W. Landis..............................       51,250(10)            *
    Lance W. Riley..............................       47,917(10)            *
    Barbara A. McMahon..........................       45,600(10)            *
    Rick E. Smith...............................       39,550(10)            *
    Michael R. Wigley...........................        6,250(10)            *
    All Directors and Executive Officers
         as a Group (12 persons)................    1,614,233(11)        22.1%

---------------

*        Less than 1%

(1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.

(2) Based upon statements filed with the Commission, PCM is a registered investment adviser of which Richard W. Perkins, a director of the Company, is President. As set forth in Schedule 13G filed with the Commission on February 11, 1998, PCM has the sole right to sell such shares and has sole voting power over 70,286 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. Excludes shares beneficially owned by Mr. Perkins.

(3) As set forth in Schedule 13G filed with the Commission on January 23, 1998. Such shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. Includes 590,000 shares held by Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company. Includes 1,257,100 shares over which Heartland Advisors, Inc. claims sole voting power, and 1,455,100 shares over which sole dispositive power is claimed.

(4) Includes 113,750 shares purchasable upon the exercise of options and warrants.

(5) Includes (i) 239,690 shares owned directly by Mr. Perkins, (ii) 6,769 shares beneficially owned by Mr. Perkins through Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation,
         (iii) 235,625 shares purchasable upon the exercise of options and warrants by Mr. Perkins and (iv) 5,625 shares purchasable upon the exercise of warrants by Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation. Mr. Perkins has the sole right to sell such shares and has sole voting power over 239,690 of such shares. Mr. Perkins' beneficial ownership excludes shares held for the accounts of clients of PCM.

(6)      Represents shares purchasable upon the exercise of warrants.

(7) Includes 12,500 shares purchasable upon the exercise of warrants. Mr. Cowles beneficially owns (i) 189,041 shares owned by the John Cowles Family Trust and (ii) 25,000 shares purchasable by the John Cowles Family Trust upon the exercise of warrants.

(8)      The shares owned by the John Cowles Family Trust are non-voting shares.

(9)      Includes 63,333 shares purchasable upon the exercise of options.

(10)     Represents shares purchasable upon the exercise of options or warrants.

(11) Includes 646,400 shares purchasable upon exercise of options and warrants.

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leases

         The studios and tower site of WWTC(AM) and KYCR(AM) are located in St. Louis Park, Minnesota. The studio facility consists of approximately 12,000 square feet. The tower site includes four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site is leased from Mr. Dahl at a total annual rent of approximately $114,000, and the studio site is leased from a partnership consisting of Messrs. Dahl and Perkins at an annual rent of approximately $132,000.

         In January 1996, the Company entered into a five-year lease with 724 Associates, a partnership consisting of Messrs. Dahl, Perkins and a shareholder of the Company, for 3,000 square feet of office space at 724 North First Street, Minneapolis, Minnesota. These facilities are leased at annual rental of $54,000 and house the Company's executive offices. The executive offices are adjacent to the offices of CAC and RMC. CAC is owned and controlled by Messrs. Dahl, Perkins and Cowles, either directly or through trusts. RMC is owned by Messrs. Dahl, Perkins and Cowles. Mr. Cowles is a beneficiary and trustee of the John Cowles Family Trust, and the Trust is a principal shareholder of the Company. Under the terms of each of the leases, the Company is obligated to pay its proportionate share of repairs and maintenance. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

Management Services From an Affiliate

         Since July 1993, the Company has received administrative, legal and accounting services from RMC. RMC is a company owned by the Chairman of the Board, President and Chief Executive Officer of the Company and two other directors of the Company. RMC provides corporate, legal, accounting and financial services to the Company and CAC. CAC is a separate private company also owned by the individuals listed above. The Company pays a set monthly fee of $75,000 for the services listed above. All outside services directly attributable to the Company are billed directly to the Company. The Company paid RMC an aggregate of $900,000 and $750,000 for such services during 1997 and 1996, respectively. The salaries of two officers of the Company, Messrs. Riley and Gilbertson, are paid by RMC. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

Loans and Financing Transactions

         In July 1997, the Company borrowed an aggregate of $1,250,000 from three parties: Rodney P. Burwell, a former Company director, Pyramid Partners, L.P., an entity of which PCM is the managing partner, and William M. Toles, a shareholder of the Company. Messrs. Burwell, Perkins and Toles are members of the Board of Directors of Harmony. Their loans are evidenced by notes bearing interest at 10% per year, payable in July 1998. Additionally, an aggregate of 125,000 warrants to purchase Common Stock at $4.00 per share were issued to these lenders.

         In January 1998, the Company received proceeds of $611,000 and paid debt issuance costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The note payable bears interest at 15%, is unsecured and due upon demand.

ITEM 13       EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

         3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).

         4.1 Rights Agreement between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 0-21534) filed on February 20, 1998).

         10.1 1991 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).

         10.2 Lease between the Company and 5501 Building Company dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

         10.3 Lease between the Company and 724 Associates dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

         10.4 Management Services Agreement between the Company and Radio Management Corporation dated February 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

         10.5 1994 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31,
                  1997).

         10.6 1994 Director Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).

         10.7 Attribution Agreement between the Company, Community Airwaves Corporation, DCP Broadcasting Corporation and Christopher T. Dahl dated February 15, 1995 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).

         10.8 Letter Agreement between the Company and Brenner Securities Corporation dated November 7, 1995, relating to the provision of certain financial services (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

         10.9 Stock Purchase Agreement between the Company and John Quinn, dated January 19, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

         10.10 Asset Purchase Agreement between the Company and Wolpin Broadcasting Company, dated January 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

         10.11 Real Estate Purchase Agreement between Company and Weber/Wolpin Realty Company, dated January 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

         10.12 Loan and Security Agreement between the Company and Foothill Capital Corporation, dated November 25, 1996 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on December 20, 1996, relating to the Company closing on a $16,500,000 loan from Foothill Capital Corporation).

         10.13 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

         10.14 Asset Purchase Agreement between the Company and Lloyd B. Roach re WPWA(AM), Chester, Pennsylvania, dated June 18, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-14483) filed on October 18, 1996).

         10.15 Asset Purchase Agreement between the Company and Nelson Broadcasting, Inc. re WAUR(AM), Sandwich, Illinois, dated September 11, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-14483) filed on October 18, 1996).

         10.16 Asset Purchase Agreement between the Company and Bonneville International Corporation re KIDR(AM), Phoenix, Arizona, dated May 20, 1997 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-28315) filed on June 3, 1997).

         10.17 Promissory Note issued by the Company to Pyramid Partners, L.P. on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

         10.18 Promissory Note issued by the Company to Rodney P. Burwell on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

         10.19 Promissory Note issued by the Company to William M. Toles on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

         10.20 Registration Rights Agreement by and among the Company and Harmony Holdings, Inc., dated July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

         10.21 Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of July 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

         10.22 Put/Call Agreement between the Company and Glenn B. Laken, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

         10.23 Letter Agreement between the Company and Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0- 21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

         10.24 Amendment No. 1 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of September 24, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

         10.25 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A

                  (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

         10.26 Amendment No. 2 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of March 13, 1998.

         10.27 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated as of March 13, 1998.

         10.28 Promissory Note issued by the Company to Harmony Holdings, Inc., dated January 7, 1998.

         10.29 Amended and Restated Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated March 13, 1998.

         16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on July 3, 1996, relating to changes in the Company's certifying accountant).

         21.1     Subsidiaries of the Company.

         23.1     Consent of BDO Seidman, LLP.

         27.1     Financial Data Schedule.

    (b)  Reports on Form 8-K

         (1) The Company's Current Report on Form 8-K filed on November 3, 1997, relating to the Company's announcement that it has notified its affiliate radio stations that it will terminate its network affiliation agreements and cease distributing its full-time Aahs World Radiosm programming format effective January 30, 1998.

         (2) The Company's Current Report on Form 8-K/A filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 31, 1998.



                                   CHILDREN'S BROADCASTING CORPORATION


                                   By      /s/ Christopher T. Dahl
                                      ------------------------------------------
                                           Christopher T. Dahl
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         Signature                               Title                              Date
         ---------                               -----                              ----

/s/ Christopher T. Dahl     President, Chief Executive Officer and Director     March 31, 1998
-------------------------   (principal executive officer)
Christopher T. Dahl

/s/ James G. Gilbertson     Chief Operating Officer and Treasurer               March 31, 1998
-------------------------   (principal accounting and financial officer)
James G. Gilbertson

/s/ Richard W. Perkins      Director                                            March 31, 1998
-------------------------
Richard W. Perkins

/s/ Michael R. Wigley       Director                                            March 31, 1998
-------------------------
Michael R. Wigley

                            Director
-------------------------
Russell Cowles II


                                  EXHIBIT INDEX


      Exhibit
        No.       Description
      -------     -----------

        3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

        3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).

        4.1 Rights Agreement between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 0-21534) filed on February 20, 1998).

        10.1 1991 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).

        10.2 Lease between the Company and 5501 Building Company dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

        10.3 Lease between the Company and 724 Associates dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

        10.4 Management Services Agreement between the Company and Radio Management Corporation dated February 22, 1997 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

        10.5 1994 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31,
                  1997).

        10.6 1994 Director Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).

        10.7 Attribution Agreement between the Company, Community Airwaves Corporation, DCP Broadcasting Corporation and Christopher T. Dahl dated February 15, 1995 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).

        10.8 Letter Agreement between the Company and Brenner Securities Corporation dated November 7, 1995, relating to the provision of certain financial services (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

        10.9 Stock Purchase Agreement between the Company and John Quinn, dated January 19, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

        10.10 Asset Purchase Agreement between the Company and Wolpin Broadcasting Company, dated January 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

        10.11 Real Estate Purchase Agreement between Company and Weber/Wolpin Realty Company, dated January 30, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33-80721) filed on December 21, 1995).

        10.12 Loan and Security Agreement between the Company and Foothill Capital Corporation, dated November 25, 1996 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on December 20, 1996, relating to the Company closing on a $16,500,000 loan from Foothill Capital Corporation).

        10.13 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (File No. 0-21534) filed on March 31, 1997).

        10.14 Asset Purchase Agreement between the Company and Lloyd B. Roach re WPWA(AM), Chester, Pennsylvania, dated June 18, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-14483) filed on October 18, 1996).

        10.15 Asset Purchase Agreement between the Company and Nelson Broadcasting, Inc. re WAUR(AM), Sandwich, Illinois, dated September 11, 1996 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-14483) filed on October 18, 1996).

        10.16 Asset Purchase Agreement between the Company and Bonneville International Corporation re KIDR(AM), Phoenix, Arizona, dated May 20, 1997 (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-28315) filed on June 3, 1997).

        10.17 Promissory Note issued by the Company to Pyramid Partners, L.P. on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

        10.18 Promissory Note issued by the Company to Rodney P. Burwell on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

        10.19 Promissory Note issued by the Company to William M. Toles on July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

        10.20 Registration Rights Agreement by and among the Company and Harmony Holdings, Inc., dated July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

        10.21 Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of July 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).

        10.22 Put/Call Agreement between the Company and Glenn B. Laken, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

        10.23 Letter Agreement between the Company and Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0- 21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

        10.24 Amendment No. 1 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of September 24, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

        10.25 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A

                  (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).

        10.26 Amendment No. 2 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of March 13, 1998.

        10.27 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated as of March 13, 1998.

        10.28 Promissory Note issued by the Company to Harmony Holdings, Inc., dated January 7, 1998.

        10.29 Amended and Restated Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated March 13, 1998.

        16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on July 3, 1996, relating to changes in the Company's certifying accountant).

        21.1      Subsidiaries of the Company.

        23.1      Consent of BDO Seidman, LLP.

        27.1      Financial Data Schedule.