Form 10QSB
period 1998-03-31
CHILDRENS BROADCASTING CORP
filed 1998-05-15
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended March 31, 1998 or

[ ] Transition report under to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _________ to _________

Commission File No. 0-21534

                       Children's Broadcasting Corporation
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                41-1663712
   (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)              Identification Number)

             724 First Street North-4th Floor, Minneapolis, MN 55401 (Address of principal executive office, including zip code)

                                 (612) 338-3300
                 Issuer's telephone number, including area code

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes __X__ No ____

        As of May 13, 1998, there were outstanding 6,673,516 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets - March 31, 1998 and December
     31, 1997.

     Consolidated Statements of Operations -- Three months ended March 31, 1998 and 1997.

     Consolidated Statements of Cash Flows -- Three months ended
     March 31, 1998 and 1997.

     Notes to Consolidated Financial Statements  -- March 31, 1998.


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

                       CHILDREN'S BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            MARCH 31            DECEMBER 31,
                                                                              1998                 1997
                                                                          ------------         ------------
                                              ASSETS
Current assets:
         Cash and cash equivalents                                        $    664,258         $    545,258
         Accounts receivable                                                   857,514            1,696,756
                Allowance for doubtful accounts                               (345,691)            (472,000)
         Accounts receivable - affiliates                                      123,855              142,868
         Prepaid expenses                                                       61,725              108,174
                                                                          ------------         ------------

                                     TOTAL CURRENT ASSETS                    1,361,661            2,021,056

         Investment in Harmony                                               5,808,887            6,281,728
         Property & equipment, net                                           4,541,922            4,708,327
         Broadcast license, net                                             19,365,869           19,679,154
         Intangible assets, net                                              1,771,511            1,550,100
         Deferred debt issue costs                                           1,272,275            1,173,209
                                                                          ------------         ------------

                                     TOTAL ASSETS                         $ 34,122,125         $ 35,413,574
                                                                          ============         ============


                                LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                 $  2,049,456         $  1,688,832
         Accrued interest                                                      387,540              324,994
         Other accrued expenses                                              1,269,045            1,203,331
         Line of credit                                                        356,161              453,838
         Short-term debt                                                     1,900,000            1,172,500
         Long-term debt - current portion                                   23,800,688           22,857,386
         Obligation under capital lease - current portion                       28,387               26,367
                                                                          ------------         ------------

                                     TOTAL CURRENT LIABILITIES              29,791,277           27,727,248

         Long-term debt - net of current portions                            2,480,145            2,508,819
         Obligation under capital lease                                         44,369               48,836
                                                                          ------------         ------------

                                     TOTAL LIABILITIES                      32,315,791           30,284,903
                                                                          ------------         ------------

Shareholders' equity:
         Common stock, $.02 par value:
                Authorized shares - 50,000,000
                Issued & outstanding shares - voting: 6,484,475
                  1998 and 5,842,460-- 1997;
                Issued and outstaning shares - 189,041 nonvoting -
                  1998 and 1997                                                133,470              132,997
         Additional paid-in capital                                         46,743,575           46,387,536
         Stock subscription receivable                                        (529,563)            (529,563)
         Accumulated deficit                                               (44,541,148)         (40,862,299)
                                                                          ------------         ------------

                                     TOTAL SHAREHOLDERS' EQUITY              1,806,334            5,128,671
                                                                          ------------         ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $ 34,122,125         $ 35,413,574
                                                                          ============         ============

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31
                                                        -----------------------------
                                                           1998               1997

                                                        -----------       -----------
REVENUES
         Owned, Operated and LMA Stations               $   744,680       $   944,255
         Network                                             91,315           206,466
                                                        -----------       -----------

                REVENUES                                $   835,995       $ 1,150,721

OPERATING EXPENSES:
         Owned, Operated and LMA Stations:
                General and Administrative                  529,376           757,640
                Technical and Programming                   253,579           240,273
                Selling                                     108,264           341,515
                                                        -----------       -----------
                                                            891,219         1,339,428

         Network
                General and Administrative                  109,758           150,820
                Programming                                 125,101           206,980
                Selling                                     150,912           454,588
                Marketing                                     7,991           119,295
                                                        -----------       -----------
                                                            393,762           931,683

         Corporate                                        1,207,726           887,244
         Depreciation & Amortization                        546,891           458,563
                                                        -----------       -----------

                TOTAL OPERATING EXPENSES                  3,039,598         3,616,918
                                                        -----------       -----------

         LOSS FROM OPERATIONS                            (2,203,603)       (2,466,197)
         Equity Loss in Harmony                             472,841              --
         Interest Expense (Net of Interest Income)        1,002,405           313,996
                                                        -----------       -----------



                NET LOSS                                ($3,678,849)      ($2,780,193)
                                                        ===========       ===========


NET LOSS PER SHARE                                      ($     0.55)      ($     0.47)
                                                        ===========       ===========




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING             6,656,000         5,905,000
                                                        ===========       ===========

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                          ------------------------------
                                                                              1998              1997
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  ($3,678,849)      ($2,780,193)

Adjustments to reconcile net loss to net
      cash from operating activities:
                Provision for doubtful accounts                              (126,309)           19,381
                Depreciation & amortization                                   546,891           458,563
                Amortization of deferred debt issue costs                     176,934              --
                Net barter activity                                            16,708           (36,102)
                Issuance of common stock for payment of attorney fees            --             183,184
                Issuance of common stock for payment of interest               27,710            21,084
                Equity loss in Harmony                                        472,841              --
                Decrease (Increase) in:
                       Accounts Receivable                                    822,534            84,164
                       Other Receivables                                       19,013              --
                       Prepaid Expenses                                        46,449          (100,810)
                Increase (Decrease) in:
                       Accounts Payable                                       360,624          (116,459)
                       Accrued Interest                                        62,546            27,720
                       Other Accrued Expenses                                  65,714            94,011
                                                                          -----------       -----------

         NET CASH USED IN OPERATIONS                                       (1,187,194)       (2,145,457)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale/Purchase of Property & Equipment                                (26,705)         (271,014)
         Sale/Purchase of Intangible Assets                                  (122,906)       (1,623,080)
                                                                          -----------       -----------

                       NET CASH USED IN INVESTING ACTIVITIES                 (149,611)       (1,894,094)
                                                                          -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of Capital Lease Obligation                                 (2,447)          (10,528)
         Payment of Debt                                                      (57,748)       (1,359,051)
         Proceeds from Debt Financings                                      1,511,000         3,905,000
         Proceeds from Issuance of Common Stock                                 5,000            36,119
                                                                          -----------       -----------

                       NET CASH PROVIDED BY FINANCING ACTIVITIES            1,455,805         2,571,540
                                                                          -----------       -----------



Increase (Decrease) in Cash                                                   119,000        (1,468,011)
Cash - Beginning of Period                                                    545,258         3,370,038
                                                                          -----------       -----------
CASH - END OF PERIOD                                                      $   664,258       $ 1,902,027
                                                                          ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash Paid During the Period for Interest                         $   762,039       $   317,297
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         During the three months ended March 31, 1998:

                The Company recognized revenues of $58,555 and expenses of $44,614 through barter activity.

                The Company issued 21,151 shares of common stock valued at $75,510 for the payment of a principal and interest installment due in February 1998 totaling $47,800 and $27,710 respectively, for the note payable outstanding to the seller of WAUR (AM).

                The Company incurred debt issuance costs aggregating $276,000 as a result of the issuance and repricing of warrants related to the Foothill financing.

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 1998

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1998

The following significant transactions occurred during the first three months of 1998 and are considered non-recurring:

A. In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony Holdings, Inc. ("Harmony") with a face amount of $650,000. The note payable bears interest at 15%, is unsecured and due upon demand.

B. In February 1998, the Company adopted a Shareholder Rights Plan designed to enable the Company and its board to develop and preserve long-term values for shareholders and to protect shareholders in the event an attempt is made to acquire control of the Company through certain coercive or unfair tactics or without an offer of fair value to all shareholders. The plan provides for distribution of a common share purchase right to each shareholder of record of the Company's common stock on February 27, 1998. Under the plan, these rights to purchase common shares will generally be exercisable a certain number of days after a person or group acquires or announces an intention to acquire 20% or more of the Company's common stock. Each right entitles the holder, after the rights become exercisable, to receive shares of Company's common stock having a market value of two times the exercise price of the right or securities of the acquiring entity at one-half their market value at that time.

C. On March 13, 1998, the Credit Agreement with Foothill Capital Corporation ("Foothill") was amended. Pursuant to the amendment, Foothill issued an additional term note payable advance of $1,000,000 of which the Company received proceeds totaling $900,000 and paid a loan fee of $100,000. The provisions of the Credit Agreement remained substantially unchanged as a result of the amendment, except that the variable interest rate was increased by 1%, a principal installment of $500,000 due March 31, 1998 was deferred until April 16, 1998, and the Company received a waiver of certain debt covenants which the Company had not met as of March 31, 1998. As additional consideration for the amendment, the Company issued Foothill an additional warrant to purchase 100,000 shares of the Company's common stock at a purchase price of $3.68 and amended the exercise price of a previously granted warrant from $5.29 per share to $3.68 per share.

D. In April 1998, the Company signed a definitive purchase agreement with Catholic Radio Network, LLC ("CRN") to sell the assets of ten of its owned and operated stations including the stock of Children's Radio New York, Inc. a subsidiary of the Company for $57.0 million. The total purchase price includes $52 million in cash and a $5 million subordinated secured promissory note. The note will carry interest at the rate of 10% per annum and will be payable in two years. The Company will have the option to convert the note to equity in CRN after 18 months. CRN deposited $3 million into an escrow account, of which, $1 million was released to the Company on April 27, 1998, and $1 million is scheduled to be released on May 17, 1998 and June 17, 1998 each. The Company simultaneously entered into a pre-closing time brokerage agreement regarding the stations until the transaction is consummated. The consummation of the transaction is subject to regulatory and shareholder approvals and customary closing conditions.

E. In April 1998, the Company signed a definitive purchase agreement with Salem Communications Corporation to sell the assets of two of its owned and operated stations for a total purchase price of $2.7 million cash. On April 27, 1998, $135,000 was deposited into an escrow account. The consummation of the transaction is subject to regulatory and shareholder approvals and customary closing conditions.

F. In May 1998, the Company signed a definitive purchase agreement with 1090 Investments, LLC to sell the assets of WCAR(AM) in Detroit for a purchase price of $2.0 million cash. The purchase agreement requires the buyer to deposit $100,000 into an escrow account to be held until closing. The Company simultaneously entered into a pre-closing time brokerage agreement to operate WCAR(AM) until the transaction is consummated. The transaction is subject to regulatory and shareholder approvals and customary closing conditions.

G. The Credit Agreement with Foothill is currently being amended effective April 17, 1998. Pursuant to the amendment, the Company will obtain an additional term note payable advance of $2,000,000, of which the Company will receive proceeds totaling $1,000,000, pay a loan origination fee of $200,000, and establish an interest reserve of $800,000 to be used for payment of future interest. Also, pursuant to the amendment, the variable interest rate will be increased by 1% on the entire outstanding loan balance, and the Company will receive a forbearance of all principal payments and certain covenant requirements through September 30, 1998. As additional consideration for the amendment, the Company will issue Foothill an additional warrant to purchase 200,000 shares of the Company's common stock.

NOTE 3--INVESTMENT IN HARMONY

      In 1997, the Company acquired an equity interest in Harmony Holdings, Inc. ("Harmony") by purchasing 2,188,731 shares of Harmony's common stock and options to acquire an additional 750,000 shares of Harmony's common stock exercisable at $1.50 per share and expiring at various dates through October 2001. The Company's investment represents 33.7% of the outstanding common stock of Harmony at March 31, 1998. Harmony's most recent fiscal year end was June 30, 1997, and Harmony's operations are summarized as follows for the three and nine months ended March 31, 1998:

                                          Three Months         Nine Months
                                          ------------         -----------
                                          Ended 3/31/98        ended 3/31/98

           Contract revenues              $ 14,750,601         $ 37,470,837
           Cost of production               11,861,074           30,115,564
                                          ------------         ------------

           Gross profit                      2,889,526            7,355,272
           Operating expenses                3,886,887            9,625,796
                                          ------------         ------------

           Income (loss) from
              Operations                      (997,361)          (2,270,524)
           Interest income                       4,466               21,717
                                          ------------         ------------

           Income (loss) before               (992,896)          (2,248,808)
           Income Taxes                                              23,142

           Net income (loss)              $   (992,896)        $ (2,271,950)
                                          -------------        -------------

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

GENERAL

            The Board of Directors of Children's Broadcasting Corporation unanimously approved the sale of the Company's assets to Global Broadcasting Company, Inc. ("Global"), subject to shareholder approval for $72.5 million in cash. Shareholder approval for the sale was obtained in January 1998. However, on January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. On January 30, 1998, the Company discontinued operation of Aahs World Radio, its 24-hour children's radio programming, which it began broadcasting by satellite in late 1992. The primary sources of the Company's broadcast revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. The cessation of such broadcasting has negatively impacted the Company's broadcast revenue. On April 20, 1998, the Company signed a definitive purchase agreement with Catholic Radio Network, LLC ("CRN") to sell the assets of ten of its owned and operated stations, including the stock of Children's Radio New York, Inc., a subsidiary of the Company, for $57.0 million. On April 29, 1998 the Company signed a definitive purchase agreement with Salem Communications Corporation to sell the assets of two additional owned and operated stations for a total purchase price of $2.7 million cash. On May 7, 1998, the Company signed a definitive purchase agreement with 1090 Investments, LLC to sell the assets of its remaining station in Detroit for a purchase price of $2.0 million cash.

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

RESULTS OF OPERATIONS:

            THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

            Revenue:

            Owned, Operated and LMA Station Revenues:

            Total revenues from the Company's owned, operated and LMA stations decreased $199,000 or 21% from $944,000 in the first quarter of 1997 to $745,000 for the same period in 1998. This decrease in revenue can be attributed to the cessation of broadcasting the Aahs World Radio format and the reduction of sales force at various stations in anticipation of the sale of the Company's owned and operated stations.

            Network:

            Total revenues of $91,000 were produced by the network during the first quarter of 1998, a decrease of $115,000 or 56% compared to the first quarter of 1997 revenues. This decrease in network revenues was due to the cessation of broadcasting the Aahs World Radio programming on January 30, 1998.

            OPERATING EXPENSES:

            Owned, Operated and LMA Station Expenses:

            General and administrative expenses decreased 30% to $529,000 for the first quarter of 1998 from $758,000 in the same period of 1997. This decrease was due to the Company's reduction in staff at the stations, which eliminated not only personnel but also general office overhead expenses. Expenses will continue to diminish as stations are sold or Local Marketing Agreements ("LMA"'s) are entered into.

            Technical and programming expenses increased to $254,000 in the first quarter of 1998 from $240,000 during the same period in 1997, an increase of 6%. Expenses will diminish as stations are sold or LMA'd.

            Sales expenses totaled $108,000 in the first quarter of 1998 compared to $342,000 in the first quarter of 1997. This decrease is due to the reduction of sales personnel in anticipation of the sale of the Company's stations. Expenses will continue to diminish as stations are sold or LMA'd.

            Network Expenses:

            General and administrative expenses decreased $41,000 in the first quarter of 1998 to $110,000 as compared to $151,000 for the first quarter of 1997 due to the reduction in general overhead expenses tied to the cessation of the broadcasting of Aahs World Radio programming.

            Programming expenses decreased $82,000 to $125,000 in the first quarter of 1998 compared to $207,000 in the same period of 1997 because of the reduction of staff due to the discontinuation of the broadcasting of Aahs World Radio programming and in anticipation of the sale of the Company's owned and operated stations.

            Sales expenses decreased 67% from $455,000 in the first quarter of 1997 to $151,000 in the same period of 1998. This decrease was due to the reduction of sales personnel in conjunction with the discontinuation of broadcasting the Aahs World Radio format.

            Marketing expenses were $8,000 during the first quarter of 1998 compared to $119,000 in that same period in 1997, a decrease of 93% due to the elimination of the Company's marketing effort in conjunction with the cessation of the broadcasting of Aahs World Radio programming on January 30, 1998.

            Corporate charges were $1,208,000 in the first quarter of 1998 compared to $887,000 in the first quarter of 1997, representing an increase of 36%. This increase is attributable to the increase in legal fees incurred relating to the ABC/Disney litigation. Such litigation is anticipated to continue to utilize the Company's working capital. Further, professional services required in connection with the sale of the Company's owned and operated stations will reduce the Company's working capital.

            Depreciation and amortization increased to $547,000 in the first quarter of 1998 from $459,000 in that same period of 1997 due to a full quarter of depreciation and amortization on all the Company's radio broadcast licenses ("RBLS") and certain related assets.

            Net interest expense for the first quarter of 1998 increased $688,000 as a result of the additional interest incurred related to the financing provided in by Foothill Capital Corporation ("Foothill").

            The net loss increased 32% in the first quarter of 1998 to $3,679,000 from $2,780,000 in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's liquidity, as measured by its working capital, was a deficit of $28,430,000 at March 31, 1998 compared to a deficit of $25,706,000 at December 31, 1997. A portion of the Company's negative net working capital position for the first quarter of 1998 and 1997 was the result of the reclassification of the long-term portion of the Foothill term loan as the Company has historically not met certain restrictive financial covenants contained in its credit agreement with Foothill. The failure to meet these covenants was principally due to the Company's continued operating losses. Foothill has waived its rights pursuant to these violations through September 30, 1998. Pursuant to generally accepted accounting principles (EITF No. 86-30), if similar restrictive covenants must be met at future interim periods, the debt must continue to be classified as current unless it is probable that the Company will satisfy the covenants in the future or if Foothill agrees to waive its rights to such potential future covenant violations. Foothill would not provide the Company with such a waiver and accordingly, the principal balances outstanding at March 31, 1998 have been entirely classified as current obligations.

            During the first quarter of 1998, the Company experienced a cash working capital loss of approximately $439,000. While the sale by the Company of its stations is expected to further reduce future broadcast revenue, the Company has implemented plans to decrease its expenses to offset the loss of revenue. Additionally, the Company ceased producing and distributing its full-time Aahs World Radio programming format as of January 30, 1998. Concurrent with the announcement of this termination of network programming, the Company initiated certain reductions in its workforce related to the operation of the network and the stations.

            In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony Holdings, Inc. ("Harmony") with a face amount of $650,000. The note payable bears interest of 15%, is unsecured and due upon demand.

            The Company entered into a second amendment to its credit agreement with Foothill on March 13, 1998 pursuant to which the Company obtained $1,000,000 of additional financing. In connection with this additional financing, the rate of interest payable on all of the Company's indebtedness to Foothill was adjusted to 4.75% over prime. Additionally, the Company provided Foothill with a warrant to purchase 100,000 shares of its Common Stock at $3.68 per share and repriced a previously issued warrant to purchase 100,000 shares of Common Stock from $5.29 per share to $3.68 per share.

            Currently, the Credit Agreement with Foothill is being amended effective retroactively to April 17, 1998. Pursuant to the third amendment, the Company will obtain an additional term note payable advance of $2,000,000, of which the Company will receive proceeds totaling $1,000,000, pay a loan origination fee of $200,000, and establish an interest reserve of $800,000 to be used for payment of future interest (see Note G).

            The Company believes that the financing it received from Foothill in connection with the second and third amendments to the credit agreement and the $3 million escrow releases from CRN will be sufficient to operate the Company through September 1998. The sale of the Company's radio stations is expected to provide the Company with sufficient working capital to meet its cash requirements. If any such sale is delayed or does not occur, or the additional Foothill financing is not consummated, the Company believes it will need to obtain alternative financing. Because the credit agreement with Foothill requires the Company to grant liens and security interests on substantially all of its assets, the Company's ability to incur additional indebtedness may be limited. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could be forced to reduce or terminate its operation, curtail future acquisitions or other projects, sell or lease its current assets under unfavorable circumstances, delay certain capital projects or potentially default on obligations to creditors, all of which may be materially adverse to the Company's operation and prospects.

            Consolidated cash was $664,000 at March 31, 1998 and $545,000 at December 31, 1997, an increase of $119,000.

            Accounts receivable at March 31, 1998 decreased $713,000 from December 31, 1997, other receivables decreased $19,000, and prepaid expenses at March 31, 1998 decreased $46,000 from December 31, 1997. Accounts payable at March 31, 1998 increased $361,000 from December 31, 1997, accrued interest increased $63,000 from December 31, 1997 to March 31, 1998 and other accrued expenses increased $66,000 during that same period. The $1,187,000 cash used for operations was provided by the proceeds obtained through the Foothill financing.

            During the first quarter of 1998, $150,000 cash was used for investing activities. This cash was used primarily for miscellaneous studio equipment and tower projects.

            Cash obtained through financing activities amounted to $1,456,000 during the first quarter of 1998. This cash represents the $900,000 term loan advance from Foothill, the $611,000 loan from Harmony and $5,000 obtained through the issuance of common stock through the exercise of stock options, less the repayment of debt.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            The Company's former business strategy was to derive revenue from the sale of network advertising time to national advertisers and from local advertising sales from Company-owned or operated stations. The Company's strategy, in entering into an operations agreement with ABC Radio Networks, Inc. ("ABC Radio"), was to use the resources and reputation of ABC Radio to market Aahs World Radio(SM), attract national advertising and further build the Company's network through affiliations. The Company sought out and developed strategic relationships in order to enhance and reinforce its brand, and to allow the Company to explore business opportunities at minimal cost to it and without detracting from management's focus upon the Company's core business. In 1995, the Company developed such a relationship with ABC Radio, pursuant to which ABC Radio agreed, through representations and agreements, that ABC Radio would commit its affiliate development and national advertising sales staffs and other resources to assist and augment the Company's efforts to market the Aahs World Radio format to broadcasters and advertisers. Throughout the course of its relationship with ABC Radio, the Company disclosed significant confidential proprietary business information to ABC Radio and The Walt Disney Company ("Disney")(collectively, "ABC/Disney"). In June 1996, ABC Radio announced to the Company that ABC Radio was terminating its relationship with the Company and that ABC Radio would join with Disney to immediately commence competing directly with the Company in the field of children's radio broadcasting. ABC/Disney thereupon rolled out its Radio Disney programming at several locations throughout the country. The Company filed a lawsuit in the fall of 1996 with the United States District Court for the District of Minnesota against ABC/Disney. The suit seeks injunctive relief and to recover substantial monetary damages based on alleged wrongful conduct by ABC/Disney, including acts and omissions of fraud, business interference, breach of contractual and fiduciary obligations and misappropriation of the Company's confidential and proprietary business information, trade secrets and business opportunities. In September 1997, ABC Radio asserted its own counterclaim for breach of contractual obligations, seeking to recover an unspecified amount of damages said only "to exceed $75,000.00" for an alleged failure by the Company to pay certain commissions and fees allegedly earned during the course of the parties' relationship. The Company has denied ABC Radio's counterclaim in all respects, and has moved to have the counterclaim dismissed as untimely. The ABC/Disney suit is likely to proceed to trial in late 1998.

ITEM 2.     CHANGES IN SECURITIES.

            a.    NOT APPLICABLE.

            b.    NOT APPLICABLE.

            c. On February 25, 1998, the Company issued 21,151 shares of common stock to Nelson Broadcasting, Inc. at an offering price of $3.57 per share. The shares were issued pursuant to a Promissory Note, dated January 25, 1997, between the Company and Nelson Broadcasting, Inc. in connection with the Company's purchase of the assets of radio station WAUR(AM), licensed to Sandwich, Illinois (the "Note"). Under the Note, the Company, at it option, is entitled to issued shares of common stock in lieu of each $75,000 quarterly payment due under the Note.

                  On March 13, 1998, the Company issued a warrant for the purchase of an aggregate of 100,000 shares of common stock, exercisable at $3.68 per share, to its lender, Foothill Capital Corporation ("Foothill"). In addition to the foregoing, the Company repriced a warrant for the purchase of an aggregate of 100,000 shares of its common stock originally issued to Foothill on July 3, 1997 from $5.29 per share to $3.68 per share.

                  In connection with the foregoing issuances, no broker-dealer or underwriter was involved in the transactions. No general solicitation or advertising was made and the number of offerees was limited to the parties named and did not involve a public offering. Each of the offerees is believed to be an accredited investor within the meaning of Rule 701 of Regulation D. Each of the investors acquired the securities in question for investment and not with a view to distribution, as evidenced by the written representations contained in the agreements relating to such securities and legends contained on the certificates. The Company claims that each of the issuances was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.



ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                  NOT APPLICABLE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

            a.    A Special Meeting of Shareholders was held on January 6, 1998.

            b.    NOT APPLICABLE.

            c. THE FOLLOWING MATTER WAS SUBMITTED TO A VOTE OF SECURITY HOLDERS AT THE COMPANY'S

                  SPECIAL MEETING OF SHAREHOLDERS HELD ON JANUARY 6, 1998:

                  1. To approve the sale of substantially all of the assets of the Company to Global Broadcasting Company, Inc. for $72.5 million.


                        4,057,656   votes for the proposal
                        45,175      votes against the proposal
                        32,356      votes abstained on the proposal

            d.    NOT APPLICABLE.

ITEM 5.     OTHER INFORMATION.

            a. Reference is made to the Asset Purchase Agreement, dated May 1, 1998, between and among the Registrant and 1090 Investments, L.L.C. and attached hereto as an Exhibit for the sale of one of the Registrant's AM radio broadcast license and certain related assets for a purchase price of $2.0 million.

            b. Reference is made to the cautionary statements of the Registrant, presented in the Registrant's Form 10-KSB for the year ended December 31, 1997, filed on March 31, 1998.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a.    Exhibits

                  10.1 Asset Purchase Agreement between and among Children's Broadcasting Corporation and 1090 Investments, L.L.C., dated May 1, 1998.

                  27    Financial Data Schedule

            b.    Current Reports on Form 8-K

                  The Company filed the following documents with the Commission (File No. 0-21534) during the quarter for which this report is filed:

                  1. The Company's Current Report on Form 8-K filed on January 7, 1998 (File No. 0-21534), relating to the Company's shareholders approving the sale of all of the Company's owned and operated radio stations to Global Broadcasting Company, Inc. for $72.5 million in cash (subject to adjustment).

                  2. The Company's Current Report on Form 8-K filed on January 28, 1998 (File No. 0-21534), relating to Global Broadcasting Company, Inc.'s failure to close on the purchase of the Company's stations within the time provided under the Asset Purchase Agreement.

                  3. The Company's Current Report on Form 8-K filed on February 20, 1998 (File No. 0-21534), relating to (i) the declaration of a dividend of one common share purchase right for each share of Common Stock outstanding as of February 27, 1998, (ii) the announcement that the Company has signed letters of intent to sell seven radio stations, and (iii) the election of a new board member.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1998.

                                           CHILDREN'S BROADCASTING
                                           CORPORATION

                                           By:  /s/ Patrick D. Grinde
                                                ------------------------
                                                Patrick D. Grinde
                                           Its: Chief Financial Officer

EXHIBIT INDEX

10.1 Asset Purchase Agreement between and among Children's Broadcasting Corporation and 1090 Investments, L.L.C., dated May 1, 1998.

27       Financial Data Schedule