Form 10QSB/A
period 1998-03-31
CHILDRENS BROADCASTING CORP
filed 1998-06-04
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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


SIGNATURES

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 4, 1998.

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