Form 10KSB/A
period 1997-12-31
CHILDRENS BROADCASTING CORP
filed 1998-06-05
CIK 882160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-KSB/A

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK ($0.02 PAR VALUE)
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART III.......................................................................1

    ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................1
    ITEM 10 EXECUTIVE COMPENSATION.............................................3
    ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....5
    ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................7
    ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K.............................8

SIGNATURES  ..................................................................11

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Set forth below is certain information concerning the management of Children's Broadcasting Corporation (the "Company") as of May 15, 1998.

                                   MANAGEMENT

Name                    Age    Position
-------------------     ---    -------------------------------------------------
Christopher T. Dahl     54     Chairman of the Board of Directors, President and
                               Chief Executive Officer
James G. Gilbertson     36     Chief Operating Officer and Treasurer
Patrick D. Grinde       __     Chief Financial Officer
Lance W. Riley          47     General Counsel and Secretary
Gary W. Landis          44     Executive Vice President of Programming
Barbara A. McMahon      42     Executive Vice President of Affiliate Relations
Rick E. Smith           36     Executive Vice President of National Sales
Richard W. Perkins      67     Director
Michael R. Wigley       44     Director
William E. Cameron      54     Director

            CHRISTOPHER T. DAHL has been President, Chief Executive Officer and Chairman of the Company since its inception in February 1990. Mr. Dahl is also Chairman and Chief Executive Officer of Community Airwaves Corporation ("CAC"), a company that owns and operates radio stations in Hawaii. Prior to founding CAC in 1986, Mr. Dahl managed his private investments. Mr. Dahl also serves as a director of Radio Management Corporation ("RMC"), a company that provides corporate, legal, accounting and financial services to the Company, CAC and Harmony Holdings, Inc. ("Harmony"). From 1969 to 1979, he was the founder and President of a group of companies involved in photofinishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969. Mr. Dahl serves as President, Chief Executive Officer and Chairman of Harmony, of which the Company is the largest shareholder. Harmony produces television commercials, music videos and related media.

            JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since April 1996 and its Chief Financial Officer from July 1992 through __________ 1998. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also an executive officer of Harmony.

            PATRICK D. GRINDE became the Chief Financial Officer of the Company in __________ 1998. Mr. Grinde ____________________________________________.

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

            RICHARD W. PERKINS has been a director of the Company since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management, Inc. ("PCM"), a registered investment advisor. Mr. Perkins is also a director of CAC and RMC as well as the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; Harmony; LifeCore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Quantech LTD., a developer of immunological tests; and Vital Images, Inc., a medical visualization software company.

            MICHAEL R. WIGLEY was elected to the Company's Board of Directors in February 1998 to fill a vacancy and to serve until the next Annual Meeting of Shareholders. Mr. Wigley is President and Chief Executive Officer of Great Plains Companies, Inc. ("Great Plains"), a building material and supply company based on Roseville, Minnesota. He has served as its President since 1989. Mr. Wigley is Chairman and Chief Executive Officer of four subsidiaries of Great Plains, as well as Chairman and Chief Executive Officer of Great Plains Properties, Inc. and TerraDek Lighting, Inc., two independent privately-held companies. Mr. Wigley is also a director of Choicetel Communications, Inc., the largest independent payphone service provider in Minnesota. He co-founded the Minnesota branch of McKinsey & Company, where he managed various teams of consultants from 1986 to 1989. Mr. Wigley holds a M.B.A. from Harvard University and a M.S. in Civil Engineering from Stanford University.

            WILLIAM E. CAMERON was elected to the Company's Board of Directors in April 1998 to fill a vacancy and to serve until the next Annual Meeting of Shareholders. Since 1993, Mr. Cameron has been the head of International Business Development for Universal Health Communications, the largest medical-health-wellness video library in the world. After spending ten years in London, England, Mr. Cameron relocated this year to Los Angeles, California, to take over International Telemedicine Marketing for KZT Corporation, the creators of the video phone. Mr. Cameron also serves as a director of Harmony and RME Entertainment.

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

ITEM 10  EXECUTIVE COMPENSATION

            The following table sets forth the aggregate cash compensation paid to or accrued by each of the Company's executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.


                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM COMPENSATION
                                                                          ----------------------
                                                ANNUAL COMPENSATION (1)           AWARDS
                                                -----------------------   ----------------------
             NAME AND                                                     SECURITIES UNDERLYING
        PRINCIPAL POSITION             YEAR      SALARY ($)   BONUS ($)          OPTIONS
---------------------------------    --------   -----------   ---------   ----------------------
Christopher T. Dahl                    1997       241,250(2)   15,000(2)       37,500(3)
     President and Chief               1996       210,000      56,500         150,000(4)(5)
     Executive Officer                 1995       210,000      12,500          41,250(6)

Rick E. Smith                          1997       151,154           -          27,000(7)
     Executive Vice President of       1996        79,849       1,000          38,000(8)
     National Sales                    1995        48,170           -           7,500(9)

James G. Gilbertson                    1997       123,500       7,500          25,000(3)
     Chief Operating Officer           1996       123,500      55,875         100,000(5)(10)
                                       1995        97,500      17,500          25,000(11)(12)

Denny J. Manrique (13)                 1997       122,655       6,000           9,000(3)
     Executive Vice President of       1996       117,023       1,000          43,000(14)
     Sales Development                 1995       101,082           -               -

Lance W. Riley                         1997       118,750       7,500          12,500(3)
     General Counsel and Secretary     1996       110,833      42,500          75,000(5)(15)
                                       1995        95,000      15,000          40,000(16)

---------------

(1) Includes, in the case of Messrs. Gilbertson and Riley, compensation paid by RMC and Harmony for administrative management and professional services rendered to the Company and Harmony.
(2) Includes compensation paid by Harmony for services rendered to Harmony from July 1997 through December 1997.
(3) Option grants at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(4) Option grant of 50,000 shares at $5.88 per share and 75,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(5)   Non-qualified grant of options for 25,000 shares at $5.88 per share.
(6)   Non-qualified grant of options for 41,250 shares at $7.70 per share.
(7) Option grant of 18,000 shares at $3.50 per share pursuant to the Company's 1991 Incentive Stock Option Plan and 9,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(8) Option grant of 20,000 shares at $8.38 per share and 18,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(9) Option grant of 7,500 shares at $12.00 per share pursuant to the Company's 1994 Stock Option Plan.
(10) Option grant of 25,000 shares at $5.88 per share and 5,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(11) Option grant of 12,500 shares at $7.26 per share pursuant to the Company's 1991 Incentive Stock Option Plan.
(12) Option grant of 12,500 shares at $7.26 per share pursuant to the Company's 1994 Stock Option Plan.
(13)  Mr. Manrique's employment with the Company terminated on February 1, 1998.
(14) Option grant of 25,000 shares at $8.38 per share and 18,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.
(15) Option grant of 25,000 shares at $5.88 per share and 25,000 shares at $3.50 per share pursuant to the Company's 1994 Stock Option Plan.

(16) Option grant of 25,000 shares at $7.25 per share pursuant to the Company's 1991 Incentive Stock Option Plan and non-qualified options of 15,000 shares at $9.50 per share.

            The following table sets forth the number of securities underlying options granted in1997, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, and the expiration date of the options for the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       NUMBER OF          PERCENT OF TOTAL
                                      SECURITIES         OPTIONS GRANTED TO
                                  UNDERLYING OPTIONS    EMPLOYEES IN FISCAL    EXERCISE PRICE(1)
               NAME                   GRANTED (#)             YEAR (%)            ($/SHARE)          EXPIRATION DATE
------------------------------    ------------------    -------------------    -----------------     ---------------
Christopher T. Dahl...........          37,500                 18.8                   3.50                6/2/02
Rick E. Smith.................           9,000                  4.5                   3.50                6/2/02
                                        18,000                  9.0                   3.50               9/22/02
James G. Gilbertson...........          25,000                 12.5                   3.50                6/2/02
Denny J. Manrique.............           9,000                  4.5                   3.50                6/2/02
Lance W. Riley................          12,500                  6.3                   3.50                6/2/02


-----------------
(1) Fair market value on the date of grant, in accordance with the Company's 1994 Stock Option Plan.

            The following table sets forth certain information regarding options exercised by the Named Executive Officers during 1997 and the number and value of unexercised in-the-money options for the Named Executive Officers at December 31, 1997.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

                                                                       NUMBER OF
                                                                      SECURITIES
                                                                      UNDERLYING         VALUE OF UNEXERCISED
                                                                      UNEXERCISED            IN-THE-MONEY
                                                                   OPTIONS AT FISCAL      OPTIONS AT FISCAL
                                                                       YEAR END             YEAR END ($)(1)
                                         SHARES       VALUE        -----------------     --------------------
                                      ACQUIRED ON    REALIZED         EXERCISABLE/           EXERCISABLE/
                    NAME                EXERCISE       ($)           UNEXERCISABLE          UNEXERCISABLE
----------------------------------    -----------    --------      -----------------     --------------------
Christopher T. Dahl...............      25,000        45,313         80,625/198,125          17,150/45,850
Rick E. Smith.....................           -             -          34,100/38,650           5,796/19,404
James G. Gilbertson...............      10,750        18,141         57,917/129,583          11,433/30,567
Denny J. Manrique.................           -             -          25,406/26,594           4,116/11,004
Lance W. Riley....................           -             -         45,208/107,292           5,717/15,283


-----------------
(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table contains certain information as of May 15, 1998, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, nominee for director and executive officer of the Company and (iii) the executive officers of the Company and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. The business address of Messrs. Dahl, Gilbertson, Riley, Landis, Smith, Grinde and Ms. McMahon is 724 First Street North, Minneapolis, Minnesota 55401.

                                                      SHARES            PERCENT
                                                   BENEFICIALLY            OF
                                                     OWNED(1)            CLASS
                                                   -------------        -------

Perkins Capital Management, Inc..................   1,609,771(2)         24.1%
       730 East Lake Street
       Wayzata, Minnesota 55391
Heartland Advisors, Inc..........................   1,395,100(3)         20.9%
       790 North Milwaukee Street
       Milwaukee, Wisconsin 53202
Christopher T. Dahl..............................     556,416(4)          8.2%
Richard W. Perkins...............................     480,359(5)          7.0%
       730 East Lake Street
       Wayzata, Minnesota 55391
Foothill Capital Corporation.....................     450,000(6)          6.3%
       11111 Santa Monica Boulevard
       Los Angeles, California 90025
James G. Gilbertson..............................      59,929(7)            *
Gary W. Landis...................................      27,244(8)            *
Lance W. Riley...................................      28,799(8)            *
Barbara A. McMahon...............................      24,404(8)            *
Rick E. Smith....................................      24,670(8)            *
Michael R. Wigley................................       6,250(8)            *
William E. Cameron...............................           0               0
Patrick D. Grinde................................           0               0
All Directors and Executive Officers
       as a Group (10 persons)...................   1,208,071(9)         16.9%

--------------
*     Less than 1%
(1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.
(2) Based upon statements filed with the Commission, PCM is a registered investment adviser of which Richard W. Perkins, a director of the Company, is President. As set forth in Schedule 13G filed with the Commission on February 11, 1998, PCM has the sole right to sell such shares and has sole voting power over 70,286 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. Excludes shares beneficially owned by Mr. Perkins.
(3) Based upon statements filed with the Commission, such shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. Includes 590,000 shares held by Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company. Includes 1,197,100 shares over which Heartland Advisors, Inc. claims sole voting power, and 1,395,100 shares over which sole dispositive power is claimed.
(4) Includes 95,930 shares purchasable upon the exercise of options and warrants.
(5) Includes (i) 239,690 shares owned directly by Mr. Perkins, (ii) 6,769 shares beneficially owned by Mr. Perkins through Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation,
      (iii) 228,275
      shares purchasable upon the exercise of options and warrants by Mr. Perkins and (iv) 5,625 shares purchasable upon the exercise of warrants by Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation. Mr. Perkins has the sole right to sell such shares and has sole voting power over 239,690 of such shares. Mr. Perkins' beneficial ownership excludes shares held for the accounts of clients of PCM.
(6)   Represents shares purchasable upon the exercise of warrants.
(7)   Includes 44,679 shares purchasable upon the exercise of options.
(8)   Represents shares purchasable upon the exercise of options or warrants.
(9)   Includes 485,876 shares purchasable upon exercise of options and warrants.

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

            In January 1996, the Company entered into a five-year lease with 724 Associates, a partnership consisting of Messrs. Dahl, Perkins and Stephen L. Wallack, a shareholder of the Company, for 6,000 square feet of office space at 724 North First Street, Minneapolis, Minnesota. These facilities are leased at annual rental of $54,000 and house the Company's executive offices. The executive offices are adjacent to the offices of CAC and RMC. CAC is owned and controlled by Messrs. Dahl, Perkins and Russell Cowles II, either directly or through trusts. RMC is owned by Messrs. Dahl, Perkins and Cowles. Mr. Cowles, a former director-elect of the Company, is a beneficiary and trustee of the John Cowles Family Trust, a shareholder of the Company. Under the terms of each of the leases, the Company is obligated to pay its proportionate share of repairs and maintenance. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

MANAGEMENT SERVICES FROM AN AFFILIATE

            Since July 1993, the Company has received administrative, legal and accounting services from RMC. RMC is a company owned by the Chairman of the Board, President and Chief Executive Officer of the Company, another director and a shareholder. RMC provides corporate, legal, accounting and financial services to the Company, CAC and Harmony. CAC is a separate private company also owned by the individuals described above. The Company pays a set monthly fee of $75,000 for the services listed above. All outside services directly attributable to the Company are billed directly to the Company. The Company paid RMC an aggregate of $750,000 for such services during the fiscal year ended December 31, 1996 and an aggregate of $900,000 for such services during the fiscal year ended December 31, 1997. The salaries of two officers of the Company, Messrs. Riley and Gilbertson, are paid by RMC. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties.

HARMONY-RELATED TRANSACTIONS

            In connection with the July 1997 acquisition by the Company of shares of common stock of Harmony, the Company borrowed an aggregate of $1.25 million from three parties: Rodney P. Burwell, a former director of the Company, Pyramid Partners, L.P., an entity of which PCM is the managing partner, and William M. Toles, a shareholder of the Company. Mr. Perkins, a director of the Company, is President and Chief Executive Officer of PCM. Messrs. Perkins and Toles are members of the Board of Directors of Harmony. Their loans are evidenced by notes bearing interest at 10% per year, payable on July 25, 1998. Additionally, warrants to purchase an aggregate of 125,000 shares of Common Stock at $4.00 per share were issued to those lenders.

            Messrs. Dahl and Perkins are directors of Harmony, an entity of which the Company is the largest shareholder. In January 1998, the Company received proceeds of $611,000 and paid debt issuance costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The note payable bears interest at 15%, is unsecured and is due upon demand. In May 1998, the Company repaid $322,863 of principal on the note and $36,062 of interest which had accrued through May 21, 1998.

            In April 1998, the Company assigned to Pyramid Partners, L.P.; Perkins & Partners, Inc., Profit Sharing Plan & Trust; and Christopher T. Dahl & State of New Prague Joint Account of all of its right to purchase 225,000 shares of common stock of Harmony at $2.50 per share from Glenn B. Laken, a shareholder of Harmony.

OTHER

            Lance W. Riley, Secretary and General Counsel of the Company, has an of counsel relationship with Hessian & McKasy, P.A. ("HMPA"). HMPA is one of the law firms which represents the Company in connection with the ABC/Disney litigation. During 1997, the Company paid HMPA legal fees of $883,749 and disbursements of $106,480.

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

       10.9 Stock Purchase Agreement between the Company and John Quinn, dated January 19, 1996 (incorporated by reference to the Company's Registration Statement on Form S-2 (File No. 33- 80721) filed on December 21, 1995).

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

       10.26 Amendment No. 2 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of March 13, 1998.*

       10.27 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated as of March 13, 1998.*

       10.28 Promissory Note issued by the Company to Harmony Holdings, Inc., dated January 7, 1998.*

       10.29 Amended and Restated Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated March 13, 1998.*

       16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on July 3, 1996, relating to changes in the Company's certifying accountant).

       21.1   Subsidiaries of the Company.*

       23.1   Consent of BDO Seidman, LLP.*

       27.1   Financial Data Schedule.*

    ----------------------------
    *  Previously filed.

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

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on June 5, 1998.


                                    CHILDREN'S BROADCASTING CORPORATION


                                    By /s/ Christopher T. Dahl
                                       -----------------------------------------
                                           Christopher T. Dahl
                                           President and Chief Executive Officer


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                          Title                          Date
---------                                          -----                          ----
/s/ Christopher T. Dahl          President, Chief Executive Officer and        June 5, 1998
------------------------------   Chairman of the Board (Principal Eexecutive
      Christopher T. Dahl        Officer)


/s/ Patrick D. Grinde            Chief Financial Officer                       June 5, 1998
------------------------------   (Principal Accounting and Financial Officer)
      Patrick D. Grinde


/s/ Richard W. Perkins           Director                                      June 5, 1998
------------------------------
      Richard W. Perkins


/s/ Michael R. Wigley            Director                                      June 5, 1998
------------------------------
      Michael R. Wigley


/s/ William E. Cameron           Director                                      June 5, 1998
------------------------------
      William E. Cameron
