Form 10KSB/A
period 1997-12-31
CHILDRENS BROADCASTING CORP
filed 1998-06-29
CIK 882160

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Set forth below is certain information concerning the management of Children's Broadcasting Corporation (the "Company") as of May 15, 1998.

                                   MANAGEMENT


Name                    Age    Position
-------------------     ---    -------------------------------------------------
Christopher T. Dahl     54     Chairman of the Board of Directors, President and
                               Chief Executive Officer
James G. Gilbertson     36     Chief Operating Officer and Treasurer
Patrick D. Grinde       72     Chief Financial Officer
Lance W. Riley          47     General Counsel and Secretary
Gary W. Landis          44     Executive Vice President of Programming
Barbara A. McMahon      42     Executive Vice President of Affiliate Relations
Rick E. Smith           36     Executive Vice President of National Sales
Richard W. Perkins      67     Director
Michael R. Wigley       44     Director
William E. Cameron      54     Director


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


            JAMES G. GILBERTSON has served as the Company's Chief Operating Officer since April 1996 and its Chief Financial Officer from July 1992 through April 1998. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also an executive officer of Harmony.



            PATRICK D. GRINDE became the Chief Financial Officer of the Company in April 1998. Since July 1992, Mr. Grinde has held various positions at SuperPower, Incorporated, including President and Chief Financial Officer. From 1973 to 1992, Mr. Grinde held various executive officer positions in commercial banks.


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

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on June 29, 1998.


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


Signature                                          Title                          Date
---------                                          -----                          ----
/s/ Christopher T. Dahl          President, Chief Executive Officer and        June 29, 1998
------------------------------   Chairman of the Board (Principal Eexecutive
      Christopher T. Dahl        Officer)


/s/ Patrick D. Grinde            Chief Financial Officer                       June 29, 1998
------------------------------   (Principal Accounting and Financial Officer)
      Patrick D. Grinde


/s/ Richard W. Perkins           Director                                      June 29, 1998
------------------------------
      Richard W. Perkins


/s/ Michael R. Wigley            Director                                      June 29, 1998
------------------------------
      Michael R. Wigley


/s/ William E. Cameron           Director                                      June 29, 1998
------------------------------
      William E. Cameron
