Form 10QSB
period 1998-06-30
CHILDRENS BROADCASTING CORP
filed 1998-08-14
CIK 882160

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


 (Mark One)

 /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For Quarterly period ended June 30, 1998 or
                                -------------

 / / Transition report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the Transition period from _________ to _________

     Commission File No. 0-21534
                         -------

                      Children's Broadcasting Corporation
                      -----------------------------------
          (Exact name of small business issuer as specified in its charter)

        Minnesota                                          41-1663712
-------------------------------                  ----------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


            724 First Street North-4th Floor, Minneapolis, MN 55401
          -----------------------------------------------------------
          (Address of principal executive office, including zip code)

                                (612) 338-3300
                                --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
         -----       -----

     As of August 13, 1998, there were outstanding 6,869,004 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.        FINANCIAL INFORMATION
------         ---------------------

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets -- June 30, 1998 and
               December 31, 1997.

               Consolidated Statements of Operations -- Three and six months ended June 30, 1998 and 1997.

               Consolidated Statements of Cash Flows -- Six months ended June 30, 1998 and 1997.

               Notes to Consolidated Financial Statements  -- June 30, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.       OTHER INFORMATION
-------        -----------------

Item 1.        Legal Proceedings
Item 2.        Changes in Securities and Use of Proceeds
Item 3.        Defaults upon Senior Securities
Item 4.        Submission of Matters to a Vote of Security Holders
Item 5.        Other Information
Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CHILDREN'S BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                              JUNE 30,          DECEMBER 31,
                                                                               1998                1997
                                                                          ------------        ------------
                                     ASSETS
Current assets:

       Cash and cash equivalents                                            $1,731,735            $545,258
       Accounts receivable                                                     489,392           1,696,756
            Allowance for doubtful accounts                                   (234,601)           (472,000)
       Accounts receivable - affiliates                                        136,438             142,868
       Prepaid expenses                                                        321,866             108,174
                                                                          ------------        ------------
                           TOTAL CURRENT ASSETS                              2,444,830           2,021,056

       Investment in Harmony                                                 6,479,931           6,281,728
       Property & equipment, net                                             4,374,417           4,708,327
       Broadcast license, net                                               19,094,770          19,679,154
       Intangible assets, net                                                1,582,996           1,550,100
       Deferred debt issue costs                                             1,771,499           1,173,209
                                                                          ------------        ------------
                            TOTAL ASSETS                                   $35,748,443         $35,413,574
                                                                          ------------        ------------
                                                                          ------------        ------------


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                     $1,571,935          $1,688,832
       Accrued interest                                                        394,567             324,994
       Other accrued expenses                                                4,436,166           1,203,331
       Line of credit                                                          297,089             453,838
       Short-term debt                                                       1,250,000           1,172,500
       Long-term debt - current portion                                     25,169,299          22,857,386
       Obligation under capital lease - current portion                         29,014              26,367
                                                                          ------------        ------------
                            TOTAL CURRENT LIABILITIES                       33,148,070          27,727,248

       Long-term debt - net of current portions                              2,313,409           2,508,819
       Obligation under capital lease                                           37,154              48,836
                                                                          ------------        ------------
                            TOTAL LIABILITIES                               35,498,633          30,284,903
                                                                          ------------        ------------
Redeemable Convertible Preferred Stock
       Authorized shares - 606,061
       Issued and outstanding shares - 606,061 redeemable in
         certain circumstances at $4.04 per share                            1,768,250                  --
Shareholders' equity:
       Common stock, $.02 par value:
            Authorized shares - 50,000,000
            Issued & outstanding shares - voting: 6,529,963
              1998 and 6,128,850--1997;
            Issued and outstaning shares - 189,041 nonvoting --
              1998 and 1997                                                    134,380             132,997
       Additional paid-in capital                                           47,336,309          46,387,536
       Stock subscription receivable                                          (529,563)           (529,563)
       Accumulated deficit                                                 (48,459,566)        (40,862,299)
                                                                          ------------        ------------
                            TOTAL SHAREHOLDERS' EQUITY                      (1,518,440)          5,128,671
                                                                          ------------        ------------
       TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $35,748,443         $35,413,574
                                                                          ------------        ------------
                                                                          ------------        ------------

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30                        JUNE 30
                                                   -------------   -------------   -------------   -------------
                                                        1998            1997            1998            1997
                                                   -------------   -------------   -------------   -------------

REVENUES
       Owned, Operated and LMA Stations             $   539,496     $ 1,108,460     $ 1,284,176     $ 2,052,715
       Network                                           63,915         308,452         155,230         514,918
                                                   -------------   -------------   -------------   -------------
            REVENUES                                $   603,411     $ 1,416,912     $ 1,439,406     $ 2,567,633

OPERATING EXPENSES:
       Owned, Operated and LMA Stations:
            General and Administrative                  447,211         771,485         976,587       1,529,125
            Technical and Programming                   213,871         303,609         467,450         543,882
            Selling                                     107,911         555,083         216,175         896,598
                                                   -------------   -------------   -------------   -------------
                                                        768,993       1,630,177       1,660,212       2,969,605
       Network
            General and Administrative                   99,640         144,205         209,398         295,025
            Programming                                  91,938         219,931         217,039         426,911
            Selling                                      85,733         494,738         236,645         949,326
            Marketing                                    10,418          31,816          18,409         151,056
                                                   -------------   -------------   -------------   -------------
                                                        287,729         890,690         681,491       1,822,318
       Corporate                                      1,319,842       1,103,896       2,527,568       1,991,196
       Depreciation & Amortization                      546,730         544,472       1,093,621       1,003,035
                                                   -------------   -------------   -------------   -------------
            TOTAL OPERATING EXPENSES                  2,923,294       4,169,235       5,962,892       7,786,154
                                                   -------------   -------------   -------------   -------------
       LOSS FROM OPERATIONS                          (2,319,883)     (2,752,323)     (4,523,486)     (5,218,521)
       Equity Loss in Harmony                           453,956            --           926,797            --
       Interest Expense (Net of Interest Income)      1,144,579         403,208       2,146,984         717,204
                                                   -------------   -------------   -------------   -------------

            NET LOSS                                ($3,918,418)    ($3,155,531)    ($7,597,267)    ($5,935,725)
                                                   -------------   -------------   -------------   -------------
                                                   -------------   -------------   -------------   -------------


NET LOSS PER SHARE                                  ($     0.59)    ($     0.51)    ($     1.14)    ($     0.99)
                                                   -------------   -------------   -------------   -------------
                                                   -------------   -------------   -------------   -------------


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         6,688,000       6,133,000       6,673,000       6,019,500
                                                   -------------   -------------   -------------   -------------
                                                   -------------   -------------   -------------   -------------

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                 ----------------------------------
                                                                                     1998                  1997
                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         ($7,597,267)          ($5,935,725)

Adjustments to reconcile net loss to net
    cash from operating activities:
            Provision for doubtful accounts                                         (237,399)                   --
            Depreciation & amortization                                            1,093,621             1,003,035
            Amortization of deferred debt issue costs                                363,335                    --
            Net barter activity                                                       (8,632)               52,131
            Issuance of common stock for payment of attorney fees                         --                    --
            Issuance of common stock for payment of interest                          79,788                51,619
            Equity loss in Harmony                                                   926,797                    --
            Decrease (Increase) in:
                 Accounts Receivable                                               1,215,996               (51,319)
                 Other Receivables                                                     6,430                    --
                 Prepaid Expenses                                                   (213,692)             (151,280)
            Increase (Decrease) in:
                 Accounts Payable                                                   (116,897)              611,914
                 Accrued Interest                                                     69,573                40,307
                 Other Accrued Expenses                                            3,232,835               (83,803)
                                                                                -------------         -------------
       NET CASH USED IN OPERATIONS                                                (1,185,512)           (4,463,121)
                                                                                -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale/Purchase of Property & Equipment                                         (52,148)             (533,398)
       Investment in Harmony                                                      (1,125,000)                   --
       Sale/Purchase of Intangible Assets                                           (156,075)           (1,772,140)
                                                                                -------------         -------------
                 NET CASH USED IN INVESTING ACTIVITIES                            (1,333,223)           (2,305,538)
                                                                                -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of Capital Lease Obligation                                          (9,035)              (13,709)
       Payment of Debt                                                              (972,450)               29,765
       Proceeds from Debt Financings                                               2,817,447             6,015,000
       Proceeds from Issuance of Convertible Preferred Stock                       1,864,250                    --
       Proceeds from Issuance of Common Stock                                          5,000                60,619
                                                                                -------------         -------------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                         3,705,212             6,091,675
                                                                                -------------         -------------


Increase (Decrease) in Cash                                                        1,186,477              (676,984)
Cash - Beginning of Period                                                           545,258             3,370,038
                                                                                -------------         -------------
CASH - END OF PERIOD                                                              $1,731,735            $2,693,054
                                                                                -------------         -------------
                                                                                -------------         -------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash Paid During the Period for Interest                                   $1,695,407              $597,534
                                                                                -------------         -------------
                                                                                -------------         -------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       During the six months ended June 30, 1998:

            The Company recognized revenues of $91,790 and expenses of $83,158 through barter activity.

            The Company issued 66,639 shares of common stock valued at $226,532 for the payment of a principal and interest installment due in February, May and August 1998 totaling $146,744 and $79,788 respectively, for the note payable outstanding to the seller of WAUR
            (AM).

            The Company incurred debt issuance costs aggregating $560,000 as a result of the issuance and repricing of warrants related to the Foothill financing, debt issuance cost aggregating $62,625 resulting from the issuance of warrants related to the bridge financing to purchase Harmony stock.

Children's Broadcasting Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 1998

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in Note 2) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto including in the Company's Form 10-KSB for the year ended December 31, 1997.

Note 2 Significant Transactions during 1998

The following significant transactions occurred during the first six months of 1998 and are considered non-recurring:

A. In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony Holdings, Inc. ("Harmony") with a face amount of $650,000. The note payable bore interest at 15%, was unsecured and was due upon demand. The Company paid Harmony $323,000 of the principal plus related interest on the note in May 1998, and paid the remaining $327,000 of principal plus related interest in June 1998.

B. In February 1998, the Company adopted a Shareholder Rights Plan designed to enable the Company and its board to develop and preserve long-term values for shareholders and to protect shareholders in the event an attempt is made to acquire control of the Company through certain coercive or unfair tactics or without an offer of fair value to all shareholders. The plan provides for distribution of a common share purchase right to each shareholder of record of the Company's common stock on February 27, 1998. Under the plan, these rights to purchase common shares will generally be exercisable a certain number of days after a person or group acquires or announces an intention to acquire 20% or more of the Company's common stock. Each right entitles the holder, after the rights become exercisable, to receive shares of the Company's common stock having a market value of two times the exercise price of the right or securities of the acquiring entity at one-half their market value at that time.

C. On March 13, 1998, the Credit Agreement with Foothill Capital Corporation ("Foothill") was amended. Pursuant to the amendment, Foothill issued an additional term note payable advance of $1,000,000 of which the Company received proceeds totaling $900,000 and paid a loan fee of $100,000. The provisions of the Credit Agreement remained substantially unchanged as a result of the amendment, except that the variable interest rate was increased by 1%, a principal installment of $500,000 due March 31, 1998 was deferred until April 16, 1998, and the Company received a waiver of certain debt covenants which the Company had not met as of March 31, 1998. As additional consideration for the amendment, the Company issued Foothill an additional warrant to purchase

     100,000 shares of the Company's common stock at a purchase price of $3.68 per share and amended the exercise price of a previously granted warrant to purchase 100,000 shares of common stock from $5.29 per share to $3.68 per share.

D. In April 1998, the Company signed a definitive purchase agreement with Catholic Radio Network, LLC ("CRN") to sell the assets of ten of its owned and operated stations including the stock of Children's Radio New York, Inc., a subsidiary of the Company, for $57.0 million. The total purchase price includes $52.0 million in cash and a $5.0 million subordinated secured promissory note. The note will carry interest at the rate of 10% per annum and will be payable in two years. The Company will have the option to convert the note to equity in CRN after 18 months. CRN deposited $3.0 million into an escrow account, all of which was released to the Company. The consummation of the transaction is subject to regulatory and shareholder approvals and customary closing conditions. The Company has received the Federal Communication Commission's ("FCC") grants to the applications for assignment and transfer of the licenses.

E. In April 1998, the Company signed a definitive purchase agreement with Salem Communications Corporation to sell the assets of two of its owned and operated stations for a total purchase price of $2.7 million cash. On April 27, 1998, $135,000 was deposited into an escrow account. The Company simultaneously entered into a pre-closing time brokerage agreement regarding the stations until the transaction is consummated. The consummation of the transaction is subject to regulatory and shareholder approvals and customary closing conditions. The Company has received the FCC grants to the applications for assignment and transfer of the licenses.

F. In May 1998, the Company signed a definitive purchase agreement with 1090 Investments, LLC to sell the assets of WCAR(AM) in Detroit for a purchase price of $2.0 million cash. Pursuant to the terms of the agreement, the buyer deposited $100,000 into an escrow account to be held until closing. The Company simultaneously entered into a pre-closing time brokerage agreement to operate WCAR(AM) until the transaction is consummated. The transaction is subject to regulatory and shareholder approvals and customary closing conditions. The Company has received the FCC grant to the application for assignment and transfer of the license.

G. In May 1998, the Credit Agreement with Foothill was again amended effective April 17, 1998. Pursuant to the amendment, the Company obtained an additional term note payable advance of $2.0 million of which the Company received proceeds totaling $1.0 million, paid a loan origination fee of $200,000, and established an interest reserve of $800,000 to be used for payment of future interest. Also, pursuant to the amendment, the variable interest rate was increased by 1% on the entire outstanding loan balance, and the Company received a forbearance of all principal payments and certain covenant requirements through September 30, 1998. As additional consideration for the amendment, the Company issued Foothill an additional warrant to purchase 200,000 shares of the Company's common stock at $3.31 per share.

H. In May 1998, the Company issued 150,000 shares of its common stock to its litigation counsel in connection with the ABC/Disney litigation. The Company also registered such shares for resale. The litigation counsel must obtain approval from the Company prior to selling any shares and using the proceeds to satisfy litigation expense. As of this filing, none of these shares have been sold by the litigation counsel.

I. In February and June 1998, the Company issued an aggregate of 66,639 shares of its common stock to satisfy three principal and interest installments due, aggregating $226,531, to the seller of WAUR(AM).

J.   In June 1998, pursuant to a Securities Purchase Agreement, the
     Company issued 606,061 shares of its Series B Convertible Preferred Stock ("this Series") to three accredited investors for which it received gross proceeds of $2.0 million. From the gross proceeds, the Company paid a 6.25% commission to Pacific Continental Securities Corp. After legal and escrow fees, the transaction resulted in net proceeds to the Company of approximately $1,860,000. The shares of this series have a stated value of $3.30 per share. The holders may require the Company to redeem these shares for cash in certain circumstances between three business days and 60 days following the CRN closing. These shares may be converted into a variable number of shares of common stock of the Company incrementally over a period of time, in certain circumstances, commencing October 23, 1998. However, the Company may, at any time, redeem all or part of the outstanding unconverted shares of this Series through cash payments of approximately $4.04 per share. In connection with this financing, the Company issued a five-year warrant to the investors for the purchase of an aggregate of 100,000 shares of the Company's common stock at a per share exercise price of approximately $3.77 (subject to adjustment). In addition, if the CRN closing does not occur on or prior to September 30, 1998, the Company has agreed to issue a five-year warrant to the investors for the purchase of an aggregate of 25,000 shares of the Company's common stock, at a per share exercise price of the lesser of (i) approximately $3.77 or (ii) 80.77% of the closing price of a share of common stock on September 30, 1998. See
     Part II, Item 2.

K. In June 1998, using the proceeds of the above-referenced transaction (see Note J), the Company exercised previously held options to purchase a aggregate of 750,000 shares of common stock of Harmony at $1.50 per share and repaid the remainder of the note due Harmony (see Note A). Additionally, in July 1998, the Company made an open market purchase of 250,000 shares of common stock of Harmony at $1.73 per share. The purchase of these additional shares of Harmony's common stock resulted of an increase in the Company's actual ownership in Harmony to approximately 44.1%. The aggregate purchase price of $1,557,500 exceeded the Company's pro rata share of Harmony's net tangible assets by approximately $1 million. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven year estimated useful life.

L. In July 1997, the Company received proceeds aggregating $1.25 million in exchange for the issuance of promissory notes payable and warrants to purchase 125,000 shares of the Company's common stock to a partnership controlled by a Company director, a Company director individually and a less that five-percent shareholder. These notes payable were to mature in July 25, 1998. In June 1998, the notes were amended to be payable on October 25, 1998. In connection with the amendment, the interest rate to be received by one lender was increased to 20% per year effective
     July 25, 1998, and warrants to purchase an aggregate of 37,500 shares of the Company's common stock at approximately $3.06 per share were issued to the other two lenders.

M. In July 1998, Harmony entered into a three-year, $5 million revolving line of credit agreement with Heller Financial, Inc. The Company entered into an agreement to guarantee this line of credit (see exhibit 10.1).

Note 3 Investment in Harmony

     In 1997, the Company acquired an equity interest in Harmony by purchasing 2,188,731 shares of Harmony's common stock and options to acquire an additional 750,000 shares of Harmony's common stock. The Company exercised its options on June 30, 1998 and purchased additional stock on the open market in July 1998 (see Note K). Currently, the Company's investment represents 44.1% of the outstanding common stock of Harmony. Harmony's most recent fiscal year end was June 30, 1998. Harmony's operations are summarized as follows for the three and nine months ended March 31, 1998:


                                       Three Months      Nine Months
                                       Ended 3/31/98     Ended 3/31/98
                                       -------------     -------------

         Contract revenues              $14,750,601       $37,470,837
         Cost of production              11,861,074        30,115,564
                                        -----------       -----------

         Gross profit                     2,889,526         7,355,272
         Operating expenses               3,886,887         9,625,796
                                        -----------       -----------

         Income (loss) from
           Operations                      (997,361)       (2,270,524)
         Interest income                      4,466            21,717
                                        -----------       -----------

         Income (loss) before
           Income taxes                    (992,896)       (2,248,808)
         Income taxes                                          23,142
                                        -----------       -----------

         Net income (loss)              $  (992,896)      $(2,271,950)
                                        -----------       -----------


         Harmonys financial information as of June 30, 1998 is not yet available. The Company has utilized an estimate of Harmony's results from operations in its computation of the equity loss in Harmony for the quarter ended June 30, 1998.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis contains certain forward-looking terminology such as "believes", "expects", "anticipates", and "intends", or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

     General

         The Board of Directors of Children's Broadcasting Corporation unanimously approved the sale of the Company's assets to Global Broadcasting Company, Inc. ("Global"), subject to shareholder approval, for $72.5 million in cash. Shareholder approval for the sale was obtained in January 1998. However, on January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. On January 30, 1998, the Company discontinued operation of Aahs World Radio, its 24-hour children's radio programming, which it began broadcasting by satellite in late 1992. The primary sources of the Company's broadcast revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. The cessation of such broadcasting has negatively impacted the Company's broadcast revenue. On April 20, 1998, the Company signed a definitive purchase agreement with Catholic Radio Network, LLC ("CRN") to sell the assets of ten of its owned and operated stations including the stock of Children's Radio New York, Inc., a subsidiary of the Company for $57.0 million. On April 29, 1998, the Company signed a definitive purchase agreement with Salem Communications Corporation to sell the assets of two additional owned and operated stations for a total purchase price of $2.7 million cash. On May 7, 1998, the Company signed a definitive purchase agreement with 1090 Investments, LLC to sell the assets of its remaining station in Detroit for a purchase price of $2.0 million cash.

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

     Results of Operations:

         Three and Six Months ended June 30, 1998 compared to Three and Six Months ended June 30, 1997.

         Revenue:

               Owned, Operated and LMA Station Revenues:

               Total revenues from the Company's owned, operated and LMA stations decreased $569,000 or 51% from $1,108,000 in the second quarter of 1997 to $540,000 in the second quarter of 1998. Revenues during the first half of 1998 decreased 37% from $2,053,000 in 1997 to $1,284,000 in 1998. This decrease in revenue can be attributed to the cessation of broadcasting the Aahs World Radio format and the reduction of sales force at various stations in anticipation of the sale of the Company's owned and operated stations.

               Network:

               Total revenues of $64,000 were produced by the network during the second quarter of 1998 compared to revenues of $308,000, a decrease of $244,000 or 79%, compared to the second quarter of 1997 revenues. Revenues for the first half of 1998 decreased $360,000 or 70% compared to the same period in 1997. This decrease in network revenues was due to the cessation of broadcasting the Aahs World Radio programming on January 30, 1998.

         Operating Expenses:

               Owned, Operated and LMA Station Expenses:

               General and administrative expenses decreased 42% to $447,000 for the second quarter of 1998 from $771,000 in the same period of 1997. These expenses decreased $553,000 or 36% for the first six months of 1998 compared to the same period in 1997. This decrease was due to the Company's reduction in staff at the stations, which eliminated not only personnel but also general office overhead expenses. Additionally, the Company has entered into Local Marketing Agreements ("LMA's") pertaining to KTEK(AM) in Houston, KYCR(AM) in Minneapolis, and WCAR(AM) in Detroit. These LMA's have substantially reduced the Company's expenses at these stations.
     Expenses will continue to diminish as the stations are sold.

               Technical and programming expenses decreased to $214,000 in the second quarter of 1998 from $304,000 during the same period in 1997, a decrease of 30%. During the first six months of 1998, these expenses decreased 14% compared to the same period in 1997. Expenses will continue to diminish as the stations are sold.

               Sales expenses totaled $108,000 in the second quarter of 1998 compared to $555,000 in the second quarter of 1997. During the first half of 1998, these expenses decreased 76% compared to the same period in 1997. This decrease is due to the reduction of sales personnel in anticipation of the sale of the Company's stations. Expenses will continue to diminish as the stations are sold.

               Network Expenses:

               General and administrative expenses decreased $44,000 in the second quarter of 1998 to $100,000 as compared to $144,000 for the second quarter of 1997. These expenses decreased 29% during the first six months of 1998 as compared to the same period in 1997 due to the reduction in general overhead expenses tied to the cessation of broadcasting of Aahs World Radio programming.

               Programming expenses decreased $128,000 to $92,000 in the second quarter of 1998 compared to $220,000 in the same period of 1997, and decreased $210,000 to $217,000 in the first half of 1998 from $427,000 during the first half of 1997. This decrease was due to the reduction of staff due to the discontinuation of broadcasting of Aahs World Radio programming and in anticipation of the sale of the Company's owned and operated stations.

               Sales expenses decreased 83% from $495,000 in the second quarter of 1997 to $86,000 in the same period of 1998. These expenses decreased 75% from $949,000 during the first half of 1997 to $237,000 in the same period of 1998. This decrease was due to the reduction of sales personnel in conjunction with the discontinuation of broadcasting the Aahs World Radio format.

               Marketing expenses were $10,000 during the second quarter of 1998 compared to $32,000 in the second quarter of 1997, representing a decrease of 69%. During the first six months of 1998, marketing expenses decreased $133,000 or 88% compared to the same period of 1997, due to the elimination of the Company's marketing effort in conjunction with the cessation of broadcasting of Aahs World Radio programming on January 30, 1998.

               Corporate charges were $1,320,000 in the second quarter of 1998 compared to $1,104,000 in the second quarter of 1997, representing an increase of 20%. Corporate charges increased 27% in the first six months of 1998 compared to the same period in 1997. This increase is attributable to a $713,000 increase in legal fees incurred relating to the ABC/Disney litigation during the first half of 1998 compared to the first half of 1997. Decreases in corporate charges of $214,000 were realized due to a decrease in personnel expense, outside services and travel expenses. The ABC/Disney litigation is anticipated to continue to utilize a significant portion of the Company's working capital. Further, professional services required in connection with the sale of the Company's owned and operated stations will reduce the Company's working capital.

               Depreciation and amortization remained steady during the second quarter of 1998 increasing only $2,000. During the first half of 1998, these expenses increased $91,000 or 9% over the same period in 1997. The increase in depreciation and amortization has been minimal as the Company has not been acquiring radio broadcast licenses ("RBLs") and certain related assets as it had been in the past.

               Net interest expense for the second quarter of 1998 was $1,145,000, an increase of $742,000 over the second quarter of 1997.
     Net interest expense for the first half of 1998 increased 199% from $717,000 to $2,147,000, as a result of the interest increase associated with the additional financing provided by Foothill Capital Corporation ("Foothill") and the interest payable to the lenders who provided $1.25 million for the purchase of stock in Harmony Holdings, Inc. ("Harmony").

               The net loss increased 24% in the second quarter of 1998 to $3,918,000 from $3,156,000 in the second quarter of 1997. During the first six months of 1998 the net loss increased $1,661,000 to $7,597,000 from $5,936,000 in the first six months of 1997, an increase of 28%.

     Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was a deficit of $30,703,000 at June 30, 1998 compared to a deficit of $25,706,000 at December 31, 1997.

         During the first half of 1998, the Company used $1,186,000 cash for in operating activities. While the sale by the Company of its stations is expected to further reduce future broadcast revenue, the Company has implemented measures to decrease its expenses to offset the loss of revenue. Additionally, the Company ceased producing and distributing its full-time Aahs World Radio programming format as of January 30, 1998. Concurrent with the announcement of this termination of network programming, the Company initiated certain reductions in its workforce related to the operation of the network and the stations.

         In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The note payable, which has subsequently been repaid, bore an interest rate of 15%, was unsecured and was due upon demand (see Note A).

         The Company entered into second and third amendments to its Credit Agreement with Foothill in March and May 1998, pursuant to which the Company obtained additional term note payable advances totaling $3,000,000 of which the Company received net proceeds totaling $1,900,000, paid loan origination fees of $300,000, and established an interest reserve of $800,000 to be used for payment of future interest (see Notes C & G)

         In June 1998, the Company issued 606,061 shares of its Series B Convertible Preferred Stock ("this Series") to three accredited investors for which it received gross proceeds of $2,000,000. Net proceeds to the Company after commissions and legal fees were approximately $1,900,000. With the proceeds, the Company exercised its stock options to acquire 750,000 shares of Harmony, purchased 250,000 additional shares of Harmony common stock on the open market, and repaid the above-referenced debt obligation to Harmony. The Company current ownership in Harmony is 44.1% (see Notes J & K).

         The Company believes that the financing it received from Foothill in connection with the second and third amendments to the Credit Agreement and the escrow releases ($3.0 million) from CRN during the second quarter of 1998 will be sufficient to operate the Company through the sale of the Company's radio stations. The sale of the Company's radio stations is expected to provide the Company with sufficient working capital to meet its cash requirements on an ongoing basis. If any such sale is delayed or does not occur, the Company believes it will need to obtain alternative financing. Because the Credit Agreement with Foothill requires the Company to grant liens and security interests on substantially all of its assets, the Company's ability to incur additional indebtedness may be limited. In addition, the outstanding shares of Series B Convertible Preferred Stock may have the effect of limiting the Company's ability to engage in future equity financings.
     If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could be forced to reduce or terminate its operation, curtail future acquisitions or other projects, sell or lease its current assets under unfavorable circumstances, delay certain capital projects or potentially default on obligations to creditors, all of which may be materially adverse to the Company's operation and prospects.

         Consolidated cash was $1,732,000 at June 30, 1998 and $545,000 at December 31, 1997, an increase of $1,187,000.

         Accounts receivable at June 30, 1998 decreased $970,000 from December 31, 1997, other receivables decreased $6,000, and prepaid expenses at June 30, 1998 increased $214,000 from December 31, 1997. Accounts payable at June 30, 1998 decreased $117,000 from December 31, 1997, accrued interest increased $70,000 from December 31, 1997 to June 30, 1998 and other accrued expenses increased $3,233,000 during that same period. The $1,186,000 cash used for operations was provided by the proceeds obtained through the Foothill financing and CRN escrow releases.

         During the first half of 1998, $1,333,000 of cash was used for investing activities. This cash was used primarily for the additional investment in Harmony and was provided by the Securities Purchase Agreement described above.

         Cash obtained through financing activities amounted to $3,705,000 during the first half of 1998. This cash represents the $1,900,000 term loan advance from Foothill, the $1,900,000 net proceeds obtained through the issuance of convertible preferred stock pursuant to a Securities Purchase Agreement, and the $5,000 obtained through the issuance of common stock through the exercise of stock options, less the repayment of debt.

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

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings

         The Company's former business strategy was to derive revenue from the sale of network advertising time to national advertisers and from local advertising sales from Company-owned or operated stations. The Company's strategy, in entering into an operations agreement with ABC Radio, was to use the resources and reputation of ABC Radio to market Aahs World Radio, attract national advertising and further build the Company's network through affiliations. The Company sought out and developed strategic relationships in order to enhance and reinforce its brand, and to allow the Company to explore business opportunities at minimal cost to it and without detracting from management's focus upon the Company's core business. In 1995, the Company developed such a relationship with ABC Radio, pursuant to which ABC Radio agreed, through representations and agreements, that ABC Radio would commit its affiliate development and national advertising sales staffs and other resources to assist and augment the Company's efforts to market the Aha World Radio format to broadcasters and advertisers. Throughout the course of its relationship with ABC Radio, the Company disclosed significatn confidential proprietary business information to ABC/Disney. In June 1996, ABC Radio announced to the Company that ABC Radio was terminating its relationship with the Company and that ABC Radio would join with Disney to immediately commence competing directly with the Company in the field of childrens radio broadcasting. ABC/Disney thereupon rolled out its Radio
Disney programming at several locations throughout the country. The Company filed a lawsuit in the fall of 1996 with the United States District Court for the District of Minnesota against ABC/Disney. The suit seeks injunctive relief and to recover substantial monetary damages based on alleged wrongful conduct by ABC/Disney, including acts and omissions of fraud, business interference, breach of contractual and fiduciary obligations and misappropriation of the Companys confidential and proprietary business information, trade secrets and business opportunities. In September 1997, ABC Radio asserted its own counterclaim for breach of contractual obligations, seeking to recover an unspecified amount of damages said only to "exceed $75,000.00" for an alleged failure by the Company to pay certain commissions and fees allegedly earned during the course of the parties relationship. The Company denies ABC Radio's counterclaim in all respects, and has moved to have the counterclaim dismissed as untimely. Trial will commence on August 31, 1998.

Item 2.        Changes in Securities and Use of Proceeds

         a.    Not applicable.

         b.    Not applicable.

         c.    Sales of Unregistered Securities During the Second Quarter of
               1998

         On May 21, 1998, the Company's Credit Agreement with Foothill was amended effective April 17, 1998. Pursuant to the amendment, the Company received an additional term note payable advance of $2.0 million, of which the Company received proceeds totaling $1.0 million, paid a loan origination fee of $200,000, and established an interest reserve of $800,000 to be used for payment of future interest. Also, pursuant to the amendment, the variable interest rate was increased by 1% on the entire outstanding loan balance, and the Company received a forbearance of all principal payments and certain covenant requirements through September 30, 1998. As additional consideration for the amendment, the Company issued a warrant to Foothill, exercisable at $3.31 per share, to purchase 200,000 shares of the Company's Common Stock. Such warrant expires on November 25, 2001. Through August 12, 1998, the Company had issued warrants to Foothill, exercisable at prices ranging from $3.31 to $4.40 per share, to purchase a total of 650,000 shares of the Company's Common Stock in connection with the Credit Agreement and the amendments thereto.

         On May 18, 1998, the Company issued 150,000 shares of its Common Stock, to be periodically released from a trust account, to Hessian & McKasy, P.A. ("Hessian"). Pursuant to a retainer agreement, the Company paid such shares to Hessian as a retainer for legal fees incurred and to be incurred in connection with the ABC/Disney litigation. Under the retainer agreement, Hessian will periodically invoice the Company for legal fees and costs incurred in connection with the litigation. The Company will determine at such time whether it desires to pay the billing in cash with the Company's funds or whether it will authorize Hessian to sell shares in satisfaction of the invoice. The number of shares which may be sold will be equal to the amount of the particular billing divided by the bid price of the Company's stock on the Nasdaq National Market as of the date the Company notifies Hessian of its authorization to pay a particular legal fee billing in shares. In the event of the sale of shares by Hessian to satisfy billings, any shortfall in proceeds received from such sale shall be added to the Company's obligation to such firm and carried forward to a future billing. In the event the proceeds from the sale of shares by Hessian exceed the amount of the billing for which such shares are to be sold, such excess shall be credited to future legal fees due such firm. In lieu of selling shares following the submission of a billing to the Company, Hessian may elect to retain shares in satisfaction of a billing, in which case the market risk from the sale of such shares would be borne by Hessian. Lance W. Riley, the Company's Secretary and General Counsel, has an of counsel relationship with Hessian. Through August 12, 1998, the Company had issued a total of 350,000 shares of its Common stock to Hessian pursuant to the retainer agreement.

         In connection with the July 1997 acquisition by the Company of shares of common stock of Harmony Holdings, Inc. ("Harmony"), the Company borrowed an aggregate of $1.25 million from three parties: Rodney P. Burwell, a former director of the Company, Pyramid Partners, L.P., an entity of which Perkins Capital Management, Inc. ("PCM") is the managing partner, and William
M. Toles, a shareholder of the Company. Mr. Perkins, a director of the Company, is President and Chief Executive Officer of PCM. Messrs. Perkins and Toles are members of the Board of Directors of Harmony. Their loans are evidenced by notes bearing interest at 10% per year, initially payable on July 25, 1998, and recently amended to be payable on October 25, 1998. Five-year warrants to purchase an aggregate of 125,000 shares of Common Stock at $4.00 per share were issued to those lenders in July 1997. On June 11, 1998, in connection with the amendment to such notes, (i) the interest rate on the note issued to Mr. Burwell was increased to 20% per year effective July 25, 1998, (ii) an additional five-year warrant to purchase 25,000 shares of Common Stock at $3.0625 per share was issued to Pyramid Partners, L.P. and
(iii) an additional five-year warrant to pruchase 12,500 shares of Common Stock at $3.0625 per share was issued to Mr. Toles.

         On June 30, 1998, the Company closed on the transaction contemplated by its Securities Purchase Agreement with Talisman Capital Opportunity Fund Ltd., Dominion Capital Limited and Sovereign Partners LP, dated June 25, 1998. Pursuant to such agreement, the Company issued 606,061 shares of its Series B Convertible Preferred Stock ("this Series") to three accredited investors for which it received gross proceeds of $2,000,000. From the gross proceeds, the Company paid a 6.25% commission to Pacific Continental Securities Corp. The transaction resulted in net proceeds to the Company of approximately $1,850,000.

         The shares of this Series have a stated value of $3.30 per share
(the "Stated Value") and are redeemable for cash in certain circumstances.
At any time on or before the date which is 60 days following the closing of the transaction contemplated by the Purchase Agreement between the Company and Catholic Radio Network, LLC, dated April 17, 1998 (the "CRN Closing"), but in no event earlier than three business days after the CRN Closing, if the holders of at least 25% of the outstanding unconverted shares of this Series so elect, the Company shall, to the extent that funds are legally available therefor, redeem all of the outstanding unconverted shares of this Series by payment in cash of the sum equal to 122.5% of the Stated Value for each outstanding unconverted share of this Series (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes). If the Company so elects, it may at any time, to the extent that funds are legally available therefor, redeem all or any part of the outstanding unconverted shares of this Series, upon payment in cash of the sum equal to 122.5% of the Stated Value for each outstanding unconverted share of this Series (appropriately adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes).

         The shares of this Series may also be converted into shares of Common Stock of the Company in certain circumstances. At the option of the holder, at any time after the date 120 days following the closing date, the shares of this Series shall, subject to the schedule presented in the following paragraph, be convertible, into fully paid and nonassessable shares of Common Stock, at the conversion price in effect at the time of conversion, each share of this Series being deemed to have the stated Value for the purpose of such conversion. The number of shares of Common Stock to be delivered upon conversion of a share of this Series shall be the Stated Value, divided by the lesser of (x) 110% of the average best bid price of the Common Stock for the five consecutive trading days ending on the day preceding the conversion date, or (y) 94% of the average of the three lowest closing prices of the Common Stock during the 60 calendar day period ending on the day preceding the conversion date; provided, however, that such initial conversion price shall be subject to adjustment from time to time in certain instances. The number of shares so issuable upon conversion shall be multiplied by the number of shares of this Series to be converted, and the product thereof shall be delivered to the holder. Notwithstanding the foregoing, if the Common Stock is not traded on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market on the conversion date, then the percentage specified in clause (y) above shall be 84%.

         The shares of this Series may be converted, at the option of the holder, in accordance with the following schedule:



        Number of Days                        Percentage of Original
        Elapsed Following Issuance            Preferred Stock Convertible
        --------------------------            ---------------------------
                  120                                    20%
                  150                                    40%
                  180                                    60%
                  210                                    80%
                  240                                   100%


         In the case of the call for redemption of any shares of this Series, such right of conversion shall cease and terminate as to the shares designated for redemption on the day such shares are actually redeemed by the Company; provided, however, that the holder may, upon giving a conversion notice to the Company within ten business days after receipt of the Company's notice of redemption, convert such number of shares of this Series as such holder would have been entitled to convert had such notice of redemption not been given by the Company. In the event that any shares of this Series have not been redeemed or converted into

Common Stock on or before June 15, 2002, such shares shall automatically be converted.

         In connection with the above-referenced financing, the Company issued a five-year warrant to the investors for the purchase of an aggregate of 100,000 shares of the Company's Common Stock, at a per share exercise price of $3.7734375. In addition, if the CRN Closing does not occur on or prior to September 30, 1998, the Company has agreed to issue a five-year warrant to the investors for the purchase an aggregate of 25,000 shares of the Company's Common Stock, at a per share exercise price of the lesser of
(i) $3.7734375 or (ii) 80.77% of the closing price of a share of Common Stock on September 30, 1998.

         All of the above issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchasers of the securities described above acquired them for their own accounts and not with a view to any distribution thereof to the public. At their issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and certificates representing such securities contained restrictive legends stating that the securities were not to be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipients of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Securities and Exchange Commission. Other than the commission paid to Pacific Continental Securities Corp., no underwriting commissions or discounts were paid with respect to the issuances of the securities described above.

         d.    Not applicable.

Item 3.        Defaults upon Senior Securities

         Not applicable.

Item 4.        Submission of Matters to a Vote of Securities Holders

         Not applicable.

Item 5.        Other Information

         In July 1998, Harmony entered into a three-year, $5 million revolving line of credit agreement with Heller Financial, Inc. The Company entered into an agreement to guarantee this line of credit (see exhibit 10.1).

Item 6.        Exhibits and Reports on Form 8-K


         a.    Exhibits

               10.1 Guaranty between and among Children's Broadcasting Corporation and Heller Financial, Inc., dated July 30, 1998.

               27    Financial Data Schedule

         b.    Current Reports on Form 8-K

               The Company filed the following Current Reports on Form 8-K with the Commission (File No. 0-21534) during the quarter for which this report is filed:

               1. The Company's Current Report on Form 8-K filed on June 5, 1998, relating to the Company obtaining an additional term note payable advance of $2.0 million from Foothill Capital Corporation.

               2. The Company's Current Report on Form 8-K filed on May 7, 1998, relating to the Company signing a purchase agreement with Salem Communications Corporation for the sale of two of the Company's radio stations for $2.7 million.

               3. The Company's Current Report on Form 8-K filed on April 22, 1998, relating to the Company signing a purchase agreement with Catholic Radio Network, LLC for the sale of ten of the Company's radio station for $57.0 million.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13,1998.

                                           CHILDREN'S BROADCASTING
                                           CORPORATION

                                           By:  /s/ Patrick D. Grinde
                                                -----------------------
                                                Chief Financial Officer

EXHIBIT INDEX

        10.1 Guaranty between and among Childrens Broadcasting Corporation and Heller Financial, Inc., dated July 30, 1998.

        27     Financial Data Schedule