Form 10QSB
period 1998-09-30
CHILDRENS BROADCASTING CORP
filed 1998-11-16
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended September 30, 1998 or

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _________ to _________

 Commission File No. 0-21534

                       Children's Broadcasting Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

   Minnesota                                            41-1663712
   ---------------------------------                ----------------------
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification Number)

       724 First Street North-4th Floor, Minneapolis, MN 55401 (Address of
       -------------------------------------------------------------------
                 principal executive office, including zip code)

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

   Yes __X__    No _____

            As of November 13, 1998, there were outstanding 6,600,642 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -- September 30, 1998 and
            December 31, 1997.

            Consolidated Statements of Operations -- Three and nine months ended September 30, 1998 and 1997.

            Consolidated Statements of Cash Flows -- Nine months ended September 30, 1998 and 1997.

            Notes to Consolidated Financial Statements -- September 30, 1998.


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


SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CHILDREN'S BROADCASTING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          1998            1997
                                                                      ------------    ------------
                                     ASSETS
Current assets:
         Cash and cash equivalents                                    $    166,641    $    545,258
         Accounts receivable                                               318,320       1,696,756
                 Allowance for doubtful accounts                          (186,005)       (472,000)
         Accounts receivable - affiliates                                  211,619         142,868
         Prepaid expenses                                                  137,829         108,174
                                                                      ------------    ------------

                       TOTAL CURRENT ASSETS                                648,404       2,021,056

         Investment in Harmony                                           6,035,357       6,281,728
         Property & equipment, net                                       3,990,985       4,708,327
         Broadcast license, net                                         17,704,703      19,679,154
         Intangible assets, net                                          1,558,456       1,550,100
         Deferred debt issue costs                                       1,519,194       1,173,209
                                                                      ------------    ------------

                               TOTAL ASSETS                           $ 31,457,099    $ 35,413,574
                                                                      ============    ============


                                 LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                             $  2,304,104    $  1,688,832
         Accrued interest                                                  457,037         324,994
         Other accrued expenses                                          4,445,955       1,203,331
         Line of credit                                                    672,539         453,838
         Short-term debt                                                 1,250,000       1,172,500
         Long-term debt - current portion                               23,908,714      22,857,386
         Obligation under capital lease - current portion                   30,008          26,367
                                                                      ------------    ------------

                  TOTAL CURRENT LIABILITIES                             33,068,357      27,727,248

         Long-term debt - net of current portions                        2,224,137       2,508,819
         Obligation under capital lease                                     29,270          48,836
                                                                      ------------    ------------

                          TOTAL LIABILITIES                             35,321,764      30,284,903
                                                                      ------------    ------------

Redeemable Convertible Preferred Stock
         Authorized shares - 606,061
         Issued and outstanding shares - 606,061 redeemable
           in certain circumstances at $4.04 per share                   2,312,439              --

Shareholders' equity:
         Common stock, $.02 par value:
                 Authorized shares - 50,000,000
                 Issued & outstanding shares - voting: 6,532,601
                   1998 and 6,460,824-- 1997;
                 Issued and outstaning shares - 189,041 nonvoting -
                   1998 and 1997                                           134,380         132,997
         Additional paid-in capital                                     46,792,121      46,387,536
         Stock subscription receivable                                    (529,563)       (529,563)
         Accumulated deficit                                           (52,574,042)    (40,862,299)
                                                                      ------------    ------------

                 TOTAL SHAREHOLDERS' EQUITY                             (6,177,104)      5,128,671
                                                                      ------------    ------------

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 31,457,099    $ 35,413,574
                                                                      ============    ============

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                 ------------    ------------    ------------    ------------
                                                                     1998            1997            1998            1997
                                                                 ------------    ------------    ------------    ------------
REVENUES
         Owned, Operated and LMA Stations                        $    483,974    $  1,069,321    $  1,768,150    $  3,122,036
         Network                                                       47,868         612,125         203,098       1,127,043
                                                                 ------------    ------------    ------------    ------------

                 REVENUES                                        $    531,842    $  1,681,446    $  1,971,248    $  4,249,079

OPERATING EXPENSES:
         Owned, Operated and LMA Stations:
                 General and Administrative                           580,102         747,702       1,556,689       2,276,826
                 Technical and Programming                            225,206         293,805         692,656         837,687
                 Selling                                               56,591         317,780         272,766       1,214,378
                                                                 ------------    ------------    ------------    ------------
                                                                      861,899       1,359,287       2,522,111       4,328,891

         Network
                 General and Administrative                           102,188         134,390         311,586         429,415
                 Programming                                           65,181         236,230         282,220         663,141
                 Selling                                               70,174         366,158         306,819       1,315,484
                 Marketing                                              2,669          (6,060)         21,078         144,996
                                                                 ------------    ------------    ------------    ------------
                                                                      240,212         730,718         921,703       2,553,036

         Corporate                                                  1,413,877       1,149,382       3,941,445       3,140,578
         Depreciation & Amortization                                  528,005         549,770       1,621,626       1,552,805


                 TOTAL OPERATING EXPENSES                           3,043,993       3,789,157       9,006,885      11,575,310
                                                                 ------------    ------------    ------------    ------------

         LOSS FROM OPERATIONS                                      (2,512,151)     (2,107,711)     (7,035,637)     (7,326,231)
         Loss/(Gain) on Exchange of Assets                           (542,297)           --          (542,297)           --
         Equity Loss in Harmony                                       877,074         169,132       1,803,871         169,132
         Interest Expense (Net of Interest Income)                  1,267,549         546,395       3,414,533       1,263,599
                                                                 ------------    ------------    ------------    ------------


                 NET LOSS                                        ($ 4,114,477)   ($ 2,823,238)   ($11,711,744)   ($ 8,758,962)
                 Accretion of Redeemable Convertible Preferred        544,189            --           544,189            --
                 NET LOSS TO COMMON SHAREHOLDERS                 ($ 4,658,666)   ($ 2,823,238)   ($12,255,933)   ($ 8,758,962)
                                                                 ============    ============    ============    ============

NET LOSS PER SHARE                                               ($      0.69)   ($      0.44)   ($      1.83)   ($      1.43)
                                                                 ============    ============    ============    ============




WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       6,728,000       6,384,500       6,692,000       6,142,500
                                                                 ============    ============    ============    ============

                       CHILDREN'S BROADCASTING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           ------------    ------------
                                                                                1998            1997
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   ($11,711,744)   ($ 8,758,963)

Adjustments to reconcile net loss to net cash from operating activities:
                 Provision for doubtful accounts                               (285,995)             --
                 Depreciation & amortization                                  1,621,626       1,552,805
                 Amortization of deferred debt issue costs                      615,640              --
                 Gain on Sale of Assets                                        (542,297)
                 Net barter activity                                             (8,840)         30,376
                 Issuance of common stock for payment of attorney fees               --              --
                 Issuance of common stock for payment of interest                79,788          81,113
                 Equity loss in Harmony                                       1,803,871         169,132
                 Decrease (Increase) in:
                         Accounts Receivable                                  1,387,276        (197,732)
                         Other Receivables                                      (68,751)             --
                         Prepaid Expenses                                       (29,655)        (48,663)
                 Increase (Decrease) in:
                         Accounts Payable                                       615,272         769,474
                         Accrued Interest                                       132,043          96,984
                         Other Accrued Expenses                               3,242,624        (397,862)
                                                                           ------------    ------------
         NET CASH USED IN OPERATIONS                                         (3,149,142)     (6,703,336)
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Sale/Purchase of Property & Equipment                                  151,783        (693,634)
         Investment in Harmony                                               (1,557,500)     (5,636,700)
         Sale/Purchase of Intangible Assets                                   1,452,327      (2,086,582)
                                                                           ------------    ------------
                         NET CASH USED IN INVESTING ACTIVITIES                   46,610      (8,416,916)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of Capital Lease Obligation                                  (15,925)        (23,411)
         Payment of Debt                                                     (2,853,859)       (352,663)
         Proceeds from Debt Financings                                        3,724,449      13,720,922
         Proceeds from Issuance of Convertible Preferred Stock                1,864,250              --
         Proceeds from Issuance of Common Stock                                   5,000         115,619
                                                                           ------------    ------------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES            2,723,915      13,460,467
                                                                           ------------    ------------



Increase (Decrease) in Cash                                                    (378,617)     (1,659,785)
Cash - Beginning of Period                                                      545,258       3,370,038
                                                                           ------------    ------------
CASH - END OF PERIOD                                                       $    166,641    $  1,710,253
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash Paid During the Period for Interest                          $  2,628,902    $  1,240,315
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         During the nine months ended September 30, 1998:

                 The Company recognized revenues of $112,698 and expenses of $103,858 through barter activity.

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

CHILDREN'S BROADCASTING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1998

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto including in the Company's Form 10-KSB for the year ended December 31, 1997.

NOTE 2--SIGNIFICANT TRANSACTIONS DURING 1998

The following significant transactions occurred during the first nine months of 1998 and are considered non-recurring:

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

D. In April 1998, the Company signed a definitive purchase agreement with Catholic Radio Network, LLC ("CRN") to sell the assets of ten of its owned and operated stations including the stock of Children's Radio New York, Inc., a subsidiary of the Company, for $57.0 million. The total purchase price was to include $52.0 million in cash and a $5.0 million subordinated secured promissory note. CRN deposited $3.0 million into an escrow account, all of which was released to the Company. In October 1998, the agreement was amended to reduce the number of stations to be purchased by CRN to seven and to change the purchase price to $36.9 million, $15.0 million of which is payable to the Company in the form of a promissory note. This note has a term of 18 months and bears simple interest at a rate of 10% per annum. Per the amendment, interest only will be payable to the Company on a monthly basis with the outstanding principal due at the maturity of the note. CRN established a $1.0 million interest reserve in favor of the Company. The transaction was consummated October 30, 1998 (see exhibits 2.1, 2.2, 2.3, 10.10 and 10.11). In connection with the transaction consummation, the Company paid Foothill a fee of $200,000 and canceled warrants previously granted to Foothill for 50,000 shares of the Company's common stock exercisable at $4.40 per share.

E. In April 1998, the Company signed a definitive purchase agreement with Salem Communications Corporation to sell the assets of two of its owned and operated stations for a total purchase price of $2.7 million cash. On April 27, 1998, $135,000 was deposited into an escrow account. The Company simultaneously entered into a pre-closing time brokerage agreement regarding the stations which terminated upon consummation of the sale on October 30, 1998.

F. In May 1998, the Company signed a definitive purchase agreement with 1090 Investments, LLC to sell the assets of one of its owned and operated stations for a purchase price of $2.0 million cash. Pursuant to the terms of the agreement, the buyer deposited $100,000 into an escrow account to be held until closing. The Company simultaneously entered into a pre-closing time brokerage agreement to operate WCAR(AM) which terminated upon consummation of the sale on September 1, 1998.

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

J. In June 1998, pursuant to a Securities Purchase Agreement, the Company issued 606,061 shares of its series B convertible preferred stock ("this Series") to three accredited investors for which it received gross proceeds of $2.0 million. From the gross proceeds, the Company paid a 6.25% commission to Pacific Continental Securities Corp. After legal and escrow fees, the transaction resulted in net proceeds to the Company of approximately $1,860,000. The shares of this series have a stated value of $3.30 per share. The holders may require the Company to redeem these shares for cash in certain circumstances between three business days and 60 days following the CRN closing. These shares may be converted into a variable number of shares of common stock of the Company incrementally over a period of time, in certain circumstances, originally commencing October 23, 1998. However, the Company may, at any time, redeem all or part of the outstanding unconverted shares of this Series through cash payments of approximately $4.04 per share. In connection with this financing, the Company issued a five-year warrant to the investors for the purchase of an aggregate of 100,000 shares of the Company's common stock at a per share exercise price of approximately $3.77 (subject to adjustment). In addition, the Company issued a five-year warrant to the investors for the purchase of an aggregate of 25,000 shares of the Company's common stock, at a per share exercise price of approximately $2.68. In October 1998, the Company and the holders of this series agreed to extend the Company's absolute right to redeem such shares through January 31, 1999. In connection with this amendment, the Company issued an aggregate of 125,000 warrants at the exercise price of approximately $2.68 per share pursuant to this June 1998 agreement and its October 22, 1998 extension agreement. The holders can exercise up to 65,000 of such warrants immediately, another 35,000 if the shares of this series have not been redeemed by December 31, 1998 and the final 25,000 if the shares of the series have not been redeemed by January 31, 1999 (see exhibit 10.6).

K. In June 1998, using the proceeds of the above-referenced transaction (see Note J), the Company exercised previously held options to purchase a aggregate of 750,000 shares of common stock of Harmony at $1.50 per share and repaid the remainder of the note due Harmony (see Note A). Additionally, in July 1998, the Company made an open market purchase of 250,000 shares of common stock of Harmony at $1.73 per share. The purchase of these additional shares of Harmony's common stock resulted in an increase in the Company's actual ownership in Harmony to approximately 44.1%. The aggregate purchase price of $1,557,500 exceeded the Company's pro rata share of Harmony's net tangible assets by approximately $1 million. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven year estimated useful life. In November 1998, the Company purchased an additional 269,231 shares of common stock at a price of $1.30 per share directly from Harmony. This $350,000 purchase of Harmony's common stock increased the Company's actual ownership in Harmony to approximately 46.1%.

L. In July 1997, the Company received proceeds aggregating $1.25 million in exchange for the issuance of promissory notes payable and warrants to purchase 125,000 shares of the Company's common stock to a partnership controlled by a Company director, a Company director individually and a less that five-percent shareholder. These notes payable were to mature in July 25, 1998. In June 1998, the notes were amended to be payable on October 25, 1998. In connection with the amendment, the interest rate to be received by one lender was increased to 20% per year effective July 25, 1998, and warrants to purchase an aggregate of 37,500 shares of the Company's common stock at approximately $3.06 per share were issued to the other two lenders. The Company paid these notes and the related interest in full November 3, 1998.

M. In July 1998, Harmony entered into a three-year, $5.0 million revolving line of credit agreement with Heller Financial, Inc.

            The Company entered into an agreement to guarantee this line of credit.

N. In October 1998, the Company signed a definitive purchase agreement with Radio Unica Corporation ("Radio Unica") to sell the three radio stations not being purchased by CRN for a total purchase price of $29.3 million. Radio Unica has deposited $10.0 million into escrow and paid $2.5 million to the Company as pre-payment of local marketing agreement ("LMA") fees charged at $135,000 per month for the New York station and $65,000 per month for the other stations. The consummation of the transaction is subject to receipt of Federal Communication Commission approval, Hart-Scott-Rodino clearance, and other customary conditions of closing. Radio Unica will continue to operate the Company's New York radio station and with an additional $500,000 LMA pre-payment, subject to receipt of Hart-Scott-Rodino approval, will operate the remaining two stations for two years or until closing, whichever occurs first. Any unused portion of the LMA fee paid to the Company will be credited to the purchase price of the transaction at closing, which is expected to occur in January 1999 (see exhibits 10.4 and 10.5).

O. In October 1998, the Credit Agreement with Foothill was again amended. Pursuant to the amendment, the Company obtained an additional term note payable advance of up to $1.0 million. From the $1.0 million, the Company paid a loan origination fee of $100,000, and established an interest reserve of $300,000 to be used for payment of future interest. The remaining $600,000 is available to the Company as needed for working capital (see exhibit 10.12).

NOTE 3--INVESTMENT IN HARMONY

            In 1997, the Company acquired an equity interest in Harmony by purchasing 2,188,731 shares of Harmony's common stock and options to acquire an additional 750,000 shares of Harmony's common stock. The Company exercised its options on June 30, 1998, purchased additional stock on the open market in July 1998, and purchased 269,231 shares directly from Harmony in November 1998 (see Note K). Currently, the Company's investment represents 46.1% of the outstanding common stock of Harmony. Harmony's most recent fiscal year end was June 30, 1998. Harmony's operations are summarized as follows for the quarter and year ended June 30, 1998:

                                         Quarter Ended     Year Ended
                                            6/30/98          6/30/98
                                         ----------------------------

                 Contract revenues       $15,878,713      $53,355,100
                 Cost of production       13,501,173       43,616,737
                                         -----------      -----------

                 Gross profit              2,377,540        9,738,363
                 Operating expenses        4,599,249       14,230,595
                                         -----------      -----------

                 Income (loss) from
                        Operations        (2.221,709)      (4,492,232)
                 Interest income               3,598           25,315
                                         ------------     -----------
                 Income (loss) before
                        Income taxes      (2,218,111)      (4,466,917)
                 Income taxes                 (1,479)          21,663
                                         ------------     -----------

                 Net income (loss)       $(2,216,632)     $(4,488,580)
                                         ------------     ------------

                 Harmony's financial information as of September 30, 1998 is not yet available. The Company has utilized an estimate of Harmony's results from operations in its computation of the equity loss in Harmony for the quarter ended September 30, 1998.

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

            GENERAL

                        The Board of Directors of Children's Broadcasting
            Corporation unanimously approved the sale of the Company's assets to Global Broadcasting Company, Inc. ("Global"), subject to shareholder approval, for $72.5 million in cash. Shareholder approval for the sale was obtained in January 1998. However, on January 27, 1998, the Company announced that Global had failed to close on the purchase of the Company's radio stations within the time provided under the purchase agreement between the parties. On January 30, 1998, the Company discontinued operation of Aahs World Radio, its 24-hour children's radio programming, which it began broadcasting by satellite in late 1992. The primary sources of the Company's broadcast revenue, prior to the discontinuation of Aahs World Radio, were from the sale of local advertising and air time and network revenue. The cessation of such broadcasting has negatively impacted the Company's revenue. On April 20, 1998, the Company signed a definitive purchase agreement with CRN to sell the assets of ten of its owned and operated stations including the stock of Children's Radio New York, Inc., a subsidiary of the Company for $57.0 million. Subsequently, this agreement was amended allowing for CRN to purchase the assets of seven of the Company's stations for $37.0 million and to effectively assign its right to purchase the three other stations. This transaction closed on October 30, 1998. On September 1, 1998, the Company sold the assets of one of its stations to 1090 Investments, LLC for total purchase price of $2.0 million. On October 30, 1998, the Company sold the assets of two additional owned and operated stations for a total purchase price of $2.7 million cash to Salem Communications Corporation. On October 26, 1998, the Company signed a definitive purchase agreement with Radio Unica to sell the assets of the three remaining stations for a total purchase price of $29.3 million cash.

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

            RESULTS OF OPERATIONS:

                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997.

                        Revenue:

                                    Owned, Operated and LMA Station Revenues:

                                    Total revenues from the Company's owned,
            operated and LMA stations decreased $585,000 or 55% from $1,069,000 in the third quarter of 1997 to $484,000 in the third quarter of 1998. Revenues during the first nine months of 1998 decreased 43% from $3,122,000 in 1997 to $1,768,000 in 1998. This decrease in revenue can be attributed to the cessation of broadcasting the Aahs World Radio format and the reduction of sales force at various stations in anticipation of the sale of the Company's owned and operated stations as well as the Local Marketing Agreements ("LMA") entered into at four of the Company's owned stations.

                                    Network:

                                    Total revenues of $48,000 were produced by
            the network during the third quarter of 1998 compared to revenues of $612,000, a decrease of $564,000 or 92%, compared to the third quarter of 1997 revenues. Revenues for the first nine months of 1998 decreased $924,000 or 82% compared to the same period in 1997. This decrease in network revenues was due to the cessation of broadcasting the Aahs World Radio programming on January 30, 1998 and the termination of all affiliate agreements.

                        Operating Expenses:

                                    Owned, Operated and LMA Station Expenses:

                                    General and administrative expenses
            decreased 22% to $580,000 for the third quarter of 1998 from $748,000 in the same period of 1997. These expenses decreased $720,000 or 32% for the first nine months of 1998 compared to the same period in 1997. This decrease was due to the Company's reduction in staff at the stations, which eliminated not only personnel but also general office overhead expenses. Additionally, the Company has entered into Local Marketing Agreements pertaining to KTEK(AM) in Houston, KYCR(AM) in Minneapolis, WCAR(AM) in Detroit, WJDM(AM) in New York. These LMAs have substantially reduced the Company's expenses at these stations. Expenses continued to diminish as all the stations were sold or covered by LMAs.

                                    Technical and programming expenses decreased
            to $225,000 in the third quarter of 1998 from $294,000 during the same period in 1997, a decrease of 23%. During the first nine months of 1998, these expenses decreased 17% compared to the same period in 1997. Expenses continued to diminish as all the stations were sold or covered by LMAs.

                                    Sales expenses totaled $57,000 in the third
            quarter of 1998 compared to $318,000 in the third quarter of 1997. During the first nine months of 1998, these expenses decreased 78% compared to the same period in 1997. This decrease is due to the reduction revenues and the elimination of sales personnel in anticipation of the sale of the Company's stations. Expenses continued to diminish as all the stations were sold or covered by LMAs.

                                    Network Expenses:

                                    General and administrative expenses
            decreased $32,000 in the third quarter of 1998 to $102,000 as compared to $134,000 for the third quarter of 1997. These expensed decreased 27% during the first nine months of 1998 as compared to the same period in 1997 due to the reduction in general overhead expenses and personnel tied to the cessation of broadcasting of Aahs World Radio programming.

                                    Programming expenses decreased $171,000 to
            $65,000 in the third quarter of 1998 compared to $236,000 in the same period of 1997, and decreased $381,000 to $282,000 in the first nine months of 1998 from $663,000 during the first nine months of 1997. This decrease was due to the reduction of staff and elimination of production expenses due to the discontinuation of broadcasting of Aahs World Radio programming and in anticipation of the sale of the Company's owned and operated stations.

                                    Sales expenses decreased 81% from $366,000
            in the third quarter of 1997 to $70,000 in the same period of 1998. These expenses decreased 77% from $1,316,000 during the first nine months of 1997 to $307,000 in the same period of 1998. This decrease was due to the reduction of sales personnel and revenues in conjunction with the discontinuation of broadcasting the Aahs World Radio format.

                                    Marketing expenses were $3,000 during the
            third quarter of 1998 compared to $(6,000) in the third quarter of 1997, representing an increase of $9,000. During the first nine months of 1998, marketing expenses decreased $124,000 or 85% compared to the same period of 1997, due to the elimination of the Company's marketing effort in conjunction with the cessation of broadcasting of Aahs World Radio programming on January 30, 1998.

                                    Corporate charges were $1,414,000 in the
            third quarter of 1998 compared to $1,149,000 in the third quarter of 1997, representing an increase of 23%. Corporate charges increased 26% in the first nine months of 1998 compared to the same period in 1997. This increase is attributable to a $921,000 increase in legal fees incurred relating to the ABC/Disney litigation during the first nine months of 1998 compared to the first nine months of 1997. Decreases in corporate charges of $120,000 were realized due to a decrease in personnel expense, outside services and travel expenses.

                                    Depreciation and amortization decreased
            $22,000 during the third quarter of 1998 compared to the same period in 1997. During the first nine months of 1998, these expenses increased $69,000 or 4% over the same period in 1997. The overall increase in depreciation and amortization has been minimal given the Company's discontinuation of its former business strategy to acquire radio broadcast licenses and related assets, and during the third quarter of 1998 some assets were disposed of due to the sale of WCAR(AM) in Detroit.

                                    A gain of $542,000 was realized in the third
            quarter of 1998 due to the sale of WCAR(AM) in Detroit to 1090 Investments, LLC for a total purchase price of $2.0 million.

                                    Net interest expense for the third quarter
            of 1998 was $1,268,000, an increase of $721,000 over the third quarter of 1997. Net interest expense for the first nine months of 1998 increased 170% from $1,264,000 to $3,415,000, as a result of the interest increase associated with the additional financing provided by Foothill and the interest payable to the lenders who provided $1.25 million for the purchase of stock in Harmony.

                                    The net loss increased 46% in the third
            quarter of 1998 to $4,114,000 from $2,823,000 in the third quarter of 1997. During the first nine months of 1998 the net loss increased $2,953,000 to $11,712,000 from $8,759,000 in the first nine months of 1997, an increase of 34%.

            LIQUIDITY AND CAPITAL RESOURCES

                        The Company's liquidity, as measured by its working
            capital, was a deficit of $32,420,000 at September 30, 1998 compared to a deficit of $25,706,000 at December 31, 1997.

                        During the first nine months of 1998, the Company used
            $3,149,000 cash for in operating activities. The Company ceased producing and distributing its full-time Aahs World Radio programming format as of January 30, 1998. Concurrent with the announcement of this termination of network programming, the Company initiated certain reductions in its workforce related to the operation of the network and the stations.

                        In January 1998, the Company received proceeds totaling
            $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The note payable, which has subsequently been repaid, bore an interest rate of 15%, was unsecured and was due upon demand (see Note A).

                        The Company entered into second, third, and fourth
            amendments to its Credit Agreement with Foothill in March, May, and October 1998, pursuant to which the Company obtained additional term note payable advances totaling $4,000,000 of which the Company received net proceeds totaling $2,500,000, paid loan origination fees of $400,000, and established an interest reserve of $1,100,000 to be used for payment of future interest (see Notes C, G, & O).

                        In June 1998, the Company issued 606,061 shares of its
            Series B Convertible Preferred Stock ("this Series") to three accredited investors for which it received gross proceeds of $2,000,000. This securities purchase agreement was subsequently amended in October 1998. Net proceeds to the Company after commissions and legal fees were approximately $1,860,000. With the proceeds, the Company exercised its stock options to acquire 750,000 shares of Harmony, purchased 250,000 additional shares of Harmony common stock on the open market, and repaid the above-referenced debt obligation to Harmony. The Company current ownership in Harmony is 44.1% (see Notes J & K).

                        In September, the Company sold its Detroit station to
            1090 Investments, LLC for $2.0 million cash. Net proceeds after closing costs were used to pay interest and a portion of the principal on the Foothill term loan.

                        Subsequent to September 30, 1998, the Company sold nine
            of its radio stations for $39.6 million. The transactions included
            (i) a sale of seven stations to CRN for $21.9 million cash and a $15.0 million, 18 month promissory note with 10% annual interest to be paid quarterly, and (ii) a sale of two radio stations to Salem Communications Corporation for $2.7 million cash. Additionally, the Company entered into an agreement to sell its remaining three stations to Radio Unica for $29.3 million. The sale is expected to occur in early January 1999. Radio Unica paid the company $2.5 million as a prepaid LMA fee with an additional payment of $500,000 due pending approval of a Hart-Scott-Rodino filing. Radio Unica also deposited $10 million into a joint escrow account. As of November 9, 1998, the Company has used the proceeds in the following manner: a) $14.0 million principal payment to Foothill, b) approximately $600,000 to purchase Harmony common stock per a put agreement, c) approximately $1.3 million to repay bridge notes and interest, d) $200,000 to repurchase a warrant previously granted to Foothill, e) approximately $2.0 million principal payment to seller notes related to the sale of the stations, f) approximately $500,000 to repurchase the Company's common stock, g) approximately $2.0 million related to closing costs of the transactions, and h) $350,000 to purchase additional shares of Harmony. Additionally, the Company used some of its proceeds to pay certain outstanding accounts payable including various legal costs associated with the ABC/Disney litigation. The Company believes its current working capital position will enable the Company to proceed through the sale of the remaining stations to Radio Unica. Upon sale of those stations, the Company will pay all remaining debt due to Foothill and other accounts payable.

                        The Company is committed to growing its investment in
            Harmony as evidenced by the $350,000 purchase of Harmony's common stock it made upon receipt of proceeds from the sale of its stations. Harmony's management has determined it is in the best interest of Harmony to discontinue the operation of its Harmony Pictures division. For the year ended June 30, 1998, that division recorded revenues of $10,867,000 and an operating loss of $1,625,000. Additionally, for the quarter ended September 30, 1998, that division recorded revenues of $1,139,000 and an operating loss of $595,000. Harmony expects to incur expenses for discontinuation of the division in the second quarter ended December 31, 1998. The amount of the one time expense has not yet been determined.

                        Consolidated cash was $167,000 at September 30, 1998 and
            $545,000 at December 31, 1997, a decrease of $378,000.

                        Accounts receivable at September 30, 1998 decreased
            $1,092,000 from December 31, 1997, other receivables increased $69,000, and prepaid expenses at September 30, 1998 increased $30,000 from December 31, 1997. Accounts payable at September 30, 1998 increased $615,000 from December 31, 1997, accrued interest increased $132,000 from December 31, 1997 to September 30, 1998 and other accrued expenses increased $3,243,000 during that same period. The $3,149,000 cash used for operations was provided by the proceeds obtained through the Foothill financing and CRN escrow releases.

                        During the first nine months of 1998, net cash used for
            investing activities was $47,000. Cash used for the additional investment in Harmony was $1,558,000 and was provided by the sale of convertible preferred stock pursuant to the Securities Purchase Agreement and the bridge loans described in notes J and L. The primary source of the $1,604,000 cash provided from investing activities was the sale of one of the Company's stations.

                        Cash obtained through financing activities amounted to
            $2,724,000 during the first nine months of 1998. This cash represents the $2,500,000 cash proceeds from term loan advance from Foothill, the $1,860,000 net proceeds obtained through the issuance of convertible preferred stock pursuant to a Securities Purchase Agreement, and the $5,000 obtained through the issuance of common stock through the exercise of stock options, less the repayment of debt.

            YEAR 2000 COMPLIANCE

                        The Company has made an assessment of its systems and
            has been advised by its computer consultant that its systems are year 2000 compliant. Additionally, management believes it will not be materially impacted by the Year 2000 compliance of third parties with which it conducts business.

            SEASONALITY AND INFLATION

                        In the past, the Company's revenues generally followed
            retail sales trends, with the fall season (September through December) reflecting the highest revenues for the year, due primarily to back-to-school and holiday season retail advertising, and the first quarter reflecting the lowest revenues for the year. Presently, the Company has not determined the impact of seasonality on its future revenues. The Company does not believe inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

         On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against The Walt Disney Company ("Disney") and ABC Radio Networks, Inc. ("ABC"). The Company is seeking to have judgment entered by the Court upon that verdict in the amount of $20 million against ABC and $10 million against Disney, as well as additional amounts for taxes, pre-judgment interest and for exemplary damages for willful and malicious misappropriation of trade secrets. The entry of judgment is currently pending before the Court.

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Shareholders on August 18, 1998.

         (b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected.

         (c)      The following matters were voted upon at the Annual Meeting of
                  Shareholders:

                  (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                     FOR           AGAINST

                           Christopher T. Dahl       6,210,451     166,417
                           Richard W. Perkins        6,200,101     176,767
                           Michael R. Wigley         6,217,751     159,117
                           William E. Cameron        6,217,901     158,967

                  (2) To consider and vote upon a proposal to approve the plan for the sale of all of the Company's owned and operated radio stations (the "Plan") pursuant to which (a) ten stations will be sold to Catholic Radio Network, LLC ("CRN") for $57.0 million (subject to adjustment), (b) two stations will be sold to Salem Communications Corporation ("Salem") for $2.7 million (subject to adjustment) and (c) one station will be sold to 1090 Investments, L.L.C. ("1090") for $2.0 million (subject to adjustment).

                           FOR.........................................3,811,576
                           AGAINST........................................54,739
                           ABSTAIN........................................24,963
                           BROKER NON-VOTE.............................2,485,290

                  (3) To consider and vote upon a proposal to approve an amendment to the Company's 1994 Stock Option Plan (the "1994 Plan") which would permit the committee administering the 1994 Plan to suspend or discontinue it at any time and to revise or amend it in any respect; provided, however, that no revision or amendment may be made without shareholder approval that: (a) absent such shareholder approval, would cause Rule 16b-3 under the Securities Exchange Act of 1934, as amended, to become unavailable with respect to the 1994 Plan or (b) requires shareholder approval under any rules or regulations of the National Association of Securities Dealers, Inc. or any exchange that are applicable to the Company.

                           FOR.........................................5,973,641
                           AGAINST.......................................314,383
                           ABSTAIN........................................52,223
                           BROKER NON-VOTE................................36,621


                  (4) To ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

                           FOR.........................................6,301,090
                           AGAINST........................................25,054
                           ABSTAIN........................................50,724
                           BROKER NON-VOTE.....................................0

         (d)      Not applicable.

ITEM 5            OTHER INFORMATION

         THE FOLLOWING INFORMATION IS PROVIDED IN RESPONSE TO ITEM 2 OF FORM 8-K (ACQUISITION OR DISPOSITION OF ASSETS)

         Sale of Seven Radio Stations to Catholic Radio Network, LLC

                  On April 17, 1998, Catholic Radio Network, LLC, a California limited liability company ("CRN"), entered into a Purchase Agreement with the Company, pursuant to which CRN agreed to purchase ten of the Company's owned and operated radio stations. CRN was formed in March 1998 for the purpose of developing and promoting by broadcast media the teachings of the Roman Catholic Church.

                  The proposed sale of substantially all of the Company's assets, including the sale of assets to CRN, was approved by the Company's shareholders at the Annual Meeting of Shareholders held on August 18, 1998.

                  On September 29, 1998, the parties entered into the First Amendment to the Purchase Agreement. This amendment extended the scheduled closing of the sale of assets through October 16, 1998, and provided for up to two one-week extensions upon CRN's payment to the Company of $125,000 in cash for each such extension. This delay was required in order to enable CRN to obtain an alternate source of secondary financing after Bank of America announced, upon its merger with NationsBanc, that it would no longer provide financing to broadcast entities.

                  On October 26, 1998, the parties entered into the Second Amendment to the Purchase Agreement, attached hereto as an exhibit. Under the amended agreement, instead of purchasing ten radio stations from the Company, CRN agreed to purchase seven radio stations from the Company and CRN effectively assigned its right to purchase the other three radio stations to Radio Unica Corp.

                  On October 30, 1998, after CRN's use of two one-week extensions, the Company completed the sale of seven of its radio stations to CRN for which CRN paid $37.0 million. Of the total paid by CRN, $18.89 million was paid in cash at closing, $3.0 million was paid in cash prior to the closing, $110,000 was withheld by CRN in connection with certain post-closing obligations of the Company, and $15.0 million will be paid pursuant to the terms of a promissory note. The note requires monthly interest payments, at the rate of 10% simple interest per annum, pending repayment of the principal, which is due in full on April 30, 2000. The Company holds a first security interest in the assets conveyed to CRN as security for the debt obligation. CRN also created a $1.0 million interest payment reserve in favor of the Company.

                  CRN acquired radio stations KCNW(AM) licensed to Fairway, Kansas; KKYD(AM) licensed to Denver, Colorado; KPLS(AM) licensed to Orange, California; WAUR(AM) licensed to Sandwich, Illinois; WPWA(AM) licensed to Chester, Pennsylvania; WWTC(AM) licensed to Minneapolis, Minnesota; and WZER(AM) licensed to Jackson, Wisconsin.

         THE FOLLOWING INFORMATION IS PROVIDED IN RESPONSE TO ITEM 5 OF FORM 8-K (OTHER EVENTS)

         Sale of Assets to Salem Communications Corporation

                  On April 24, 1998, Salem Communications Corporation ("Salem") entered into an Asset Purchase Agreement with the Company pursuant to which Salem agreed to purchase two of the Company's owned and operated radio stations. Salem is the leading radio broadcasting company in the United States, measured by number of stations owned and audience coverage, that focuses on serving the religious/conservative listening audience. The sale of assets to Salem was approved by the Company's shareholders at the Annual Meeting of Shareholders held on August 18, 1998. On October 30, 1998, the Company completed the sale of assets to Salem for which Salem paid $2.7 million in cash. Salem acquired radio stations KTEK(AM) licensed to Alvin, Texas, and KYCR(AM) licensed to Golden Valley, Minnesota.

         Sale of Assets to Radio Unica Corp.

                  On October 26, 1998, the Company entered into an Asset Purchase Agreement with Radio Unica Corp. ("Radio Unica"), attached hereto as an exhibit, for the purchase of three radio stations not being purchased by CRN. Radio Unica agreed to purchase radio stations in the Phoenix, Dallas and New York markets for $29.25 million to be paid in cash at closing. The closing is subject to the receipt of FCC approval, Hart-Scott-Rodino clearance, and other customary closing conditions. Closing is expected to occur before the end of 1998. In connection with the purchase, Radio Unica has deposited $10.0 million into escrow accounts.

         Local Marketing Agreements

                  Radio Unica currently operates the Company's WBAH(AM) radio station in the New York market pursuant to a local marketing agreement. Radio Unica has pre-paid the Company $2.5 million in fees to operate such station for two years or until closing of the sale of assets, whichever occurs first. If regulatory approval is obtained, Radio Unica will also operate the Company's radio stations in the Phoenix and Dallas markets on the same terms upon pre-payment of an additional $500,000 in fees. The Company will offset any unused portion of such fees against the purchase price which Radio Unica must pay at closing for the three stations.

         Repurchase of Shares

                  The Board of Directors of the Company previously determined that the Company's common stock, in light of the Company's financial condition, the pending sale of its major assets and its prospects, was significantly undervalued and in connection therewith authorized the repurchase of up to 400,000 shares pursuant to Exchange Act Rule 10b-18. Pursuant to a resolution dated August 28, 1998, authorized the repurchase of up to 385,000 shares of common stock through a broker, which was to have made purchases of common stock in the open market in the Company's name and on its behalf. The Company subsequently determined that the broker did not follow the Company's instructions with respect to the purchase of such shares and canceled its authorization for the repurchase of shares.

                  The broker advised the Company that it had accumulated 385,000 shares of common stock for its own account and presented the Company with the opportunity to purchase such shares, but the Company was unable to effect such purchase because of delays in connection with the closing of the sale of assets to Catholic Radio Network and restrictions placed upon the Company by its lenders.

                  Two of the Company's directors, Christopher T. Dahl and Richard W. Perkins, with the consent of the Board, initiated negotiations with the broker to acquire the broker's shares, similarly believing that the Company's shares were undervalued, but also aware of the potential depressive effect upon the market of the Company's common stock that could result from a sale on the market of the broker's shares in a quantity or quantities far in excess of the normal trading volumes of the common stock. Messrs. Dahl and Perkins financed the acquisition of 171,000 shares of the Company's common stock from the broker for their own account and assumed all market and other risks associated therewith.

                  Having closed on the sale of assets to Catholic Radio Network, having significantly reduced its obligations to its lender and now having available to it capital sufficient to conclude an acquisition of its common stock, the Company purchased 171,000 shares of the Company's common stock from Messrs. Dahl and Perkins at their actual cost, including financing expenses associated therewith. In connection therewith, the Company assumed the financing obligations of Messrs. Dahl and Perkins at Key Community Bank and the Company availed itself of the collateral provided by Messrs. Dahl and Perkins (to be returned to them when such financing is concluded).

         Series B Convertible Preferred Stock

                  On October 22, 1998, the Company and the holders of its Series B Convertible Preferred Stock (the "Preferred Shares") entered into Amendment No. 1 to the Securities Purchase Agreement, attached hereto as an exhibit, pursuant to which the parties agreed to extend the Company's absolute right to redeem the Preferred Shares through January 31, 1999.

                  In consideration of such extension, the Company agreed to certain future adjustments to the terms of conversion of the Preferred Shares. The Securities Purchase Agreement originally provided that the number of shares of Common Stock to be delivered upon conversion of a Preferred Share would be $3.30 divided by the lesser of (x) 110% of the average best bid price of the Common Stock for the five consecutive trading days ending on the day preceding the conversion date, or (y) 94% of the average of the three lowest closing prices of the Common Stock during the 60 calendar day period ending on the day preceding the conversion date, provided however, that such initial conversion price would be subject to adjustment from time to time in certain instances as provided therein. The original agreement further provided that if the Common Stock is not traded on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap Market on the conversion date, then the percentage specified in clause (y) would be 84%. The original agreement also provided that a holder could convert Preferred Shares into Common Stock, at the option of the holder, in accordance with the following schedule:

                     Number of Days                  Percentage of Original
                     Elapsed Following Issuance      Preferred Stock Convertible

                              120                            20%
                              150                            40%
                              180                            60%
                              210                            80%
                              240                            100%

                  In connection with the amendment, the Company agreed that the percentage specified in clause (y) of the conversion formula would be 80% effective February 1, 1999 and such percentage would be 75% effective May 1, 1999. The Company also agreed to restate the conversion schedule as follows:

                     Number of Days                  Percentage of Original
                     Elapsed Following Issuance      Preferred Stock Convertible

                              221                            80%
                              251                            100%

                  The Company also issued the holders a five-year warrant to purchase an aggregate of up to 65,000 shares of Common Stock at an exercise price of $2.6755062 per share. Such warrant is immediately exercisable. If the Company has not redeemed all of the Preferred Shares on or before December 31, 1998, the holders will have the right to exercise additional five-year warrants to purchase an aggregate of up to 35,000 shares at an exercise price of $2.6755062 per share. If the Company has not redeemed all of the Preferred Shares on or before January 31, 1999, the holders will have the right to exercise additional five-year warrants to purchase an aggregate of up to 25,000 shares at an exercise price of $2.6755062 per share. All of these warrants are entitled to registration rights substantially in the form of the Registration Rights Agreement pursuant to which the Common Stock underlying the Preferred Shares was registered.

         General

                  Reference is made to the cautionary statements of the Company, presented in its Annual Report on Form 10-KSB for the year ended December 31, 1998, filed on March 31, 1998, as amended by Form 10-KSB/A filed on June 29, 1998.

         THE FOLLOWING INFORMATION IS PROVIDED IN RESPONSE TO ITEM 7 OF FORM 8-K (FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS)

         (a)      Financial Statements of Businesses Acquired

                  Not applicable.

         (b)      Pro Forma Financial Information

                  The following unaudited pro forma condensed financial statements are filed with this report:

                  Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1998 Pro Forma Condensed Consolidated Statements of
                  Income:
                           Year Ended December 31, 1997
                           Nine Months Ended September 30, 1998

         This unaudited pro forma financial information sets forth the impact of the CRN transaction (Note 20) and the Company's termination of its network affiliation agreements and cessation of distribution of its 24-hour Aahs World Radio format on January 31, 1998. The transaction was consummated on October 30, 1998. The unaudited pro forma statements of operations and balance sheets do not purport to present the Company's consolidated results of operations and financial position as they might have been, or as they may be in the future, had the transaction and affiliation agreement termination occurred on the assumed dates.

         The Company's remaining assets, including AAHS trademarks and network production equipment, will be utilized to develop and create other business opportunities related to short form network syndication programming. The Company has not developed a revenue stream associated with these business opportunities. The company has increased its ownership position in Harmony and may choose to increase it further. The Company initially expects to utilize its core management expertise to improve and enhance the performance of Harmony. In addition to the potential investment in the business opportunities described above, the Company seeks to reposition itself through acquisitions in the television commercial production industry.

         The Company sold seven of its radio stations to CRN for $21.9 million cash and a $15.0 million, 18 month promissory note with 10% annual interest to be paid quarterly. The Company has used the proceeds in the following manner: a) $13.0 million principal payment to Foothill, b) approximately $1.3 million to repay bridge notes and interest, c) approximately $2.0 million principal payment to seller notes related to the sale of the stations d) approximately $2.0 million related to closing costs of the transactions. Additionally, the Company used some of its proceeds to pay certain outstanding accounts payable including various legal costs associated with the ABC/Disney litigation.

         The pro forma adjustments are based upon information currently available and on certain assumptions, described within the footnotes to the pro forma financial statements, that management of the Company believes are necessary and reasonable for a fair presentation of the pro forma financial information. The pro forma financial information and accompanying notes should be read in conjunction with the historical consolidated financial statements of the Company for the fiscal year ended December 31, 1997 and for the interim periods ended through September 30, 1998.

         The objective of the unaudited pro forma financial information is to show what the significant effects on the historical financial statements might have been had the sale of the stations occurred, for balance sheet purposes, on September 30, 1998, and, for statement of operations purposes, on January 1, 1997. However, the pro forma balance sheets are not necessarily indicative of the effects of the Company's financial position that would have been attained had the transaction occurred earlier.

STATEMENTS OF OPERATIONS:

                                                                            Pro Forma Adjustments       Pro Forma After
                                                             Children's    for the CRN transaction      CRN transaction
                                                           Broadcasting     and Termination of the     and Termination of
                                                            Corporation     Affiliation Agreements   Affiliation Agreements
----------------------------------------------------------------------------------------------------------------------------
Nine months ended
  September 30, 1998:
      Revenues                                            $   1,971,248                 (1,037,652)(1)              933,596
      Operating Expenses                                      9,006,885                 (3,497,386)(1)            5,509,499
                                                          ------------------------------------------------------------------
      Income (loss) from operations                          (7,035,637)                 2,459,734               (4,575,903)
      Gain on sale of assets                                    542,297                         --                  542,297
      Equity loss in Harmony                                 (1,803,871)                        --               (1,803,871)
      Interest income (expense), net                         (3,414,533)                 2,715,000(2)              (699,533)
                                                          ------------------------------------------------------------------
      Net loss                                              (11,711,744)                 5,174,734               (6,537,010)
      Accretion of preferred stock                              544,189                         --                  544,189
                                                          ------------------------------------------------------------------
      Net loss to common shareholders                     $ (12,255,933)             $   5,174,734            $  (7,081,199)
                                                          ==================================================================

      Net loss per share                                  $       (1.83)                                      $       (1.06)
                                                          =============                                       ==============

      Weighted average number of shares outstanding           6,692,000                                           6,692,000
                                                          =============                                       ==============

--------------------------------------------------
(1) To eliminate the revenue and operating expenses related to the network, and stations sold in the CRN transaction.

(2) To eliminate the interest expese totaling $1,590,000 related to the debt expected to the repaid utilizing proceeds from the CRN transaction and add interest income of $1,125,000 related to the CRN note receivable.

                                                                            Pro Forma Adjustments       Pro Forma After
                                                             Children's    for the CRN transaction      CRN transaction
                                                           Broadcasting     and Termination of the     and Termination of
                                                            Corporation     Affiliation Agreements   Affiliation Agreements
----------------------------------------------------------------------------------------------------------------------------
Year ended
   December 31, 1997

      Revenues                                            $   5,854,441              $  (4,447,234)(1)        $   1,407,207
      Operating Expenses                                     17,260,112                 (8,302,204)(1)            8,957,908
                                                          ------------------------------------------------------------------
      Income (loss) from operations                         (11,405,671)                 3,854,970               (7,550,701)
      Gain on sale of assets                                         --                         --                       --
      Equity loss in Harmony                                   (540,994)                        --                 (540,994)
      Interest income (expense), net                         (2,611,688)                 3,620,000(2)             1,008,312
                                                          ------------------------------------------------------------------
      Net loss                                              (14,558,353)                 7,474,970               (7,083,383)
      Accretion of preferred stock                                   --                         --                       --
                                                          ------------------------------------------------------------------
      Net loss to common shareholders                     $ (14,558,353)             $   7,474,970            $  (7,083,383)
                                                          ==================================================================

      Net loss per share                                  $       (2.33)                                      $       (1.13)
                                                          =============                                       ==============
      Weighted average number of shares outstanding           6,246,000                                           6,246,000
                                                          =============                                       ==============

--------------------------------------------------
(1) To eliminate the revenue and operating expenses related to the network, and stations sold in the CRN transaction.

(2) To eliminate the interest expese totaling $2,120,000 related to the debt repaid utilizing proceeds from the CRN transaction and add interest income of $1,500,000 related to the CRN note receivable.

BALANCE SHEET:

                                                                                Pro Forma Adjustments       Pro Forma After
                                                                 Children's   for the CRN transaction      CRN transaction
                                                               Broadcasting    and Termination of the     and Termination of
                                                                Corporation    Affiliation Agreements   Affiliation Agreements
-------------------------------------------------------------------------------------------------------------------------------
September 30, 1998

      Current assets                                          $     648,404             $          --            $     648,404
      Property and equipment                                      3,990,985                (2,033,787)(1)            1,957,198
      Broadcast licenses                                         17,704,703                (7,809,377)(1)            9,895,326
      Investment in harmony                                       6,035,357                        --                6,035,357
      Note receivable                                                    --                15,000,000(2)            15,000,000
      Other assets                                                3,077,650                (1,451,100)(1)            1,626,550
                                                              -----------------------------------------------------------------
        Total assets                                          $  31,457,099             $   3,705,736            $  35,162,835
                                                              =================================================================

      Current liabilities                                     $  33,068,357             $ (16,500,000)(3)        $  16,568,357
      Long-term debt                                              2,253,407                        --                2,253,407
      Redeemable convertible preferred stock                      2,312,439                        --                2,312,439
      Shareholders' equity (deficit)                             (6,177,104)               20,205,736               14,028,632
                                                              -----------------------------------------------------------------
        Total liabiliteis and shareholders' equity (deficit)  $  31,457,099             $   3,705,736            $  35,162,835
                                                              =================================================================

--------------------------------------------------
(1) To eliminate the assets of the stations sold in the CRN transaction, capitalized debt issue costs related to the repaid debt (See note 2).

(2) To reflect the gross proceeds from the CRN transaction of $36.9 million (consisting of cash payments totaling $21.9 million, $3.0 million of which was received prior to September 30, 1998, and a $15.0 million note receivable), net of estimated debt repayments totalling $16.9 million and approximately $2.0 million in transaction costs.

(3) To reflect payment of debt totaling $16.9 million utilizing proceeds from the CRN transaction net of approximately $400,000 of income taxes payable as a result of the CRN transaction.


         (c)      Exhibits

                  See Exhibit Index.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index.

         (b) The Company filed the following documents with the Securities and Exchange Commission (File No. 0-21534) during the quarter for which this report is filed:

                  (1) Current Report on Form 8-K, filed on September 15, 1998, relating to (i) the closing of the sale of the Company's Detroit radio station to 1090 Investments and (ii) the adoption of a share repurchase program.

                  (2) Current Report on Form 8-K, filed on October 2, 1998, relating to (i) the ABC/Disney verdict, (ii) an amendment to the purchase agreement with Catholic Radio Network, (iii) receipt of a conditional use permit for the Los Angeles radio station, (iv) redemption of Series B Convertible Preferred Stock, and (v) cancellation of share repurchase.

                  (3) Current Report on Form 8-K, filed on July 6, 1998, relating to (i) the Company's private placement of 606,061 shares of Series B Convertible Preferred Stock and (ii) the Company's acquisition of additional shares of common stock of Harmony Holdings, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 16, 1998.


                                        CHILDREN'S BROADCASTING CORPORATION

                                        By: /s/ James G. Gilbertson
                                            ---------------------------
                                                James G. Gilbertson
                                                Chief Operating Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION

2.1 Purchase Agreement with Catholic Radio Network, LLC, dated April 17, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8,
                  1998).

2.2 First Amendment to Purchase Agreement with Catholic Radio Network, LLC, dated September 29, 1998 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 2, 1998).

2.3 Second Amendment to Purchase Agreement with Catholic Radio Network, LLC, dated October 26, 1998.

4.1               Articles of Incorporation, as amended and restated.

10.1              See Exhibit 2.1.

10.2              See Exhibit 2.2.

10.3              See Exhibit 2.3.

10.4 Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 26, 1998.

10.5 First Amendment to Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998.

10.6 Amendment No. 1 to Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity Fund Ltd., Dominion Capital Limited and Sovereign Partners L.P., dated October 22, 1998.

10.7 Form of Common Stock Purchase Warrant issued by the Company to Talisman Capital Opportunity Fund Ltd. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6, 1998).

10.8 Form of Common Stock Purchase Warrant issued by the Company to Dominion Capital Limited (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6,
                  1998).

10.9 Form of Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6,
                  1998).

10.10 Promissory Note issued by Catholic Radio Network, LLC to the Company, dated October 30, 1998.

10.11 Loan Agreement by and between the Company and CRN Broadcasting, LLC, dated October 30, 1998.

10.12 Amendment No. 4 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of October 1, 1998.

27.1              Financial Data Schedule.