Form 10KSB
period 1998-12-31
CHILDRENS BROADCASTING CORP
filed 1999-03-31
CIK 882160

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             5501 EXCELSIOR BOULEVARD, MINNEAPOLIS, MINNESOTA 55416 (Address of Principal Executive Offices, including Zip Code)

                                 (612) 925-8840
                (Issuer's Telephone Number, including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK ($.02 PAR VALUE)
                          COMMON STOCK PURCHASE RIGHTS
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $2,566,647.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 12, 1999 was approximately $4,788,497.

         The number of shares of the common stock of the issuer outstanding as of March 12, 1999 was 6,575,742.

                       DOCUMENTS INCORPORATED BY REFERENCE


Certain portions of the document listed below have been incorporated by reference to the indicated part of this Form 10-KSB.

DOCUMENT INCORPORATED BY REFERENCE                 PART OF THE FORM 10-KSB
----------------------------------                 -----------------------

Definitive Proxy Statement for 1999                Item 10 of Part III

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ......................................................................  1

    ITEM 1   DESCRIPTION OF BUSINESS ........................................  1
    ITEM 2   DESCRIPTION OF PROPERTY ........................................  4
    ITEM 3   LEGAL PROCEEDINGS ..............................................  4
    ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  4

PART II .....................................................................  5

    ITEM 5   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS .......  5
    ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  6
    ITEM 7   FINANCIAL STATEMENTS ........................................... 13
    ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ....................................... 45

PART III .................................................................... 45

    ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT .............. 45
    ITEM 10  EXECUTIVE COMPENSATION ......................................... 46
    ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT .................................................... 46
    ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................. 48
    ITEM 13  EXHIBITS, LIST AND REPORTS ON FORM 8-K ......................... 50

SIGNATURES .................................................................. 52

EXHIBIT INDEX ............................................................... 53


SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements under the captions "Description of Business," "Legal Proceedings," "Market for Common Equity and Related Shareholder Matters," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Such factors are set forth under the caption "Management's Discussion and Analysis or Plan of Operation - Cautionary Statements."

                                     PART I

ITEM 1      DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

         Children's Broadcasting Corporation (the "Company") currently engages in the television commercial production and related media business. During 1998, the Company focused on the sale of the radio stations, it had acquired pursuant to its former business strategy. The last of such were sold on January 14, 1999. In exchange for its radio stations, the Company obtained approximately $55.9 million in cash and a note receivable for $15 million.

         As of March 26, 1999, the Company had total assets of approximately $33.0 million including $7.0 million in cash, a $15.0 million note receivable from Catholic Radio Network, LLC ("CRN") due in April 2000, $4.7 million investment in Harmony Holdings, Inc. ("Harmony"), and notes receivable from Harmony and its subsidiaries of approximately $3.1 million. The Company has a tax liability of approximately $4.5 million resulting from the sale of the radio stations payable in varying installments through April 2000.

         In September 1998, the Company went to trial against ABC Radio Networks, Inc. ("ABC Radio") and The Walt Disney Company ("Disney") (collectively, "ABC/Disney"). On September 30, 1998, the jury entered a verdict in favor of the Company and awarded the Company $20 million in damages for breach of contract by ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret by Disney. On January 15, 1999, although the United States District Court for the District of Minnesota upheld the jury's findings as to liability, it set aside the jury's verdict on causation and damages. The Company filed a Notice of Appeal on February 12, 1999 and the Company intends to pursue its appeal of the judgment. Certain personnel and financial resources will be used to this end. See "Legal Proceedings."

         The Company was incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to the Company herein include its subsidiaries, unless otherwise noted. The Company's executive office is located at 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416, and its telephone number is (612) 925-8840.

REPOSITIONING FOR TELEVISION COMMERCIAL PRODUCTION

         The Company is repositioning itself through additional acquisitions in the television commercial production industry. The Company believes that the expanded number of television channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create potential opportunities for the Company in television commercial production.

         During 1998, the Company utilized its resources to increase its ownership interest in Harmony from 33.7% to 49.1%, a company which produces television commercials, music videos and related media. As of March 26, 1999, the Company had advanced Harmony an aggregrate of approximately $3.1 million pursuant to promissory notes. The Company also guarantees a $5.0 million line of credit for Harmony. Harmony's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detriot, Dallas and San Francisco as well as regional markets. In 1998, Harmony had sales of over $50 million. Harmony deals with such major advertisers as Acura, Anheuser Busch, AT&T, Bank of America, Blue Cross, Coca Cola, Canon, Disney, Kellogg's, Kodak, McDonald's, Nike, Nintendo, Reebok, Sears, Sony, State Farm and Visa. It works with such major advertising agencies as Leo Burnett, Bozell Worldwide, Foote, J. Walter Thompson, DDB Needham, Young & Rubicam and Fallon McElliot.

         In July 1998, the Company also incorporated a new subsidiary, Populuxe Pictures, Inc. ("Populuxe") Populuxe is based in New York and currently is comprised of two directors along with an executive staff. Populuxe produces television commercials and related media.

         In March 1999, Chelsea Acquisition, Inc., a new formed subsidiary of the Company, merged into Chelsea Pictures, Inc. ("Chelsea") with Chelsea as the surviving corporation. Chelsea engages in the production of television commercials, independent films and related media. In 1998, Chelsea had revenues of approximately $13 million. In exchange for the stock of Chelsea, the Company issued to Steve Wax, Chelsea's sole shareholder, 125,000 shares of the Company's Common Stock with an additional 75,000 shares to be issued to Mr. Wax contingent upon Chelsea obtaining certain EBITDA levels. Subsequent to the merger transaction, the Company repaid approximately $887,000 of Chelsea's liabilities in existence at the time of the merger. Also, in connection with this transaction, Chelsea entered into certain employment and commercial production director agreements.

         In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc., ("Buffalo Rome"). Buffalo Rome will seek out independent film opportunities and is currently engaged in discussions regarding an independent film.

BUSINESS AND ACQUISITION STRATEGY.

         The Company intends, either directly or through Harmony, to further expand its television commercial production business and holdings through acquisitions and the hiring of creative talent to explore the consolidation of small and medium commercial production companies in an effort to increase its commercial production director pool. The Company believes that it can substantially increase gross revenues, and ultimately profits, through the acquisition of private production companies.

         The Company intends to build on Harmony's expertise and established reputation for quality to consolidate additional commercial production companies, enabling the resulting entity to realize benefits from economies of scale, centralization of accounting, marketing and sales functions, and the ability to receive more competitive rates from support service providers. The Company has not yet determined whether it will seek a consolidation or business combination with Harmony, or whether it will pursue such efforts in parallel with its ownership interest in Harmony.

         The Company believes there is an excess capacity in small commercial production companies with limited resources and limited access to major advertising account executives, making them unable to adequately respond to growing demands for high quality and high profile commercial productions. The Company believes there are compelling arguments for consolidation in this industry in favor of a larger scale production organization.

          The Company intends to organize prospective acquisitions under branded subsidiaries to:

         * Effectively represent, retain and manage a roster of creative talent;
         *        Maintain brand identity as reflected by that director roster;
                  and
         * Retain the highest level of quality and customer service at all levels of production.

         The Company believes its acquisition strategy will result in distinct competitive advantages, including:

         * Overhead Cost Efficiencies - Utilizing centralized accounting and other services headquartered in Minneapolis, overhead costs can be reduced while providing increased controls.

         * Marketing and Sales Efficiencies - The Company believes that improved marketing and sales efforts can increase sales through the use of an in-house multisubsidiary marketing force, thus reducing the need for independent marketing representatives and giving the Company greater control over the marketing function.

         * Maximization of Revenues - Through careful assemblage of companies to insure a wide variety of directorial expertise (e.g., table-top, auto, action, comedy, etc.), the potential for achieving business across subsidiaries is greatly increased. The Company will seek to be a "one-stop" shop for major advertising agencies, while maintaining the unique brand identity of each subsidiary.

         * Increased Leverage with Support Services - With a broader case of operations and increased production volume, the Company believes it can become a preferred customer among all levels of equipment and rental companies and other related support services, potentially reducing costs. Additionally, the potential to vertically integrate other related service companies into the Company's acquisition plans may develop another source of income for the Company.

         * Control of Available Talent - By becoming one of the largest sources of commercial production expertise, the Company believes it will be in a position to be an industry leader in setting director compensation and standardizing bidding practices.

         The Company believes it can create a community for creative talent that provides a highly effective organization, executive producers and efficient, cost-effective back-office support. The Company believes key talent will recognize that it will provide an environment that fosters creativity by relieving them of the burden of business and financing operations, while providing a measure of financial stability with the possibility of a long-term interest in their career that traditional, independent production houses typically do not provide.

         Because the commercial production industry is fragmented and consists of a number of privately-held companies, there is little published or authoritative information to compare competition or determine industry dominance. The Company believes, however, that Harmony is among the largest exclusively commercial production companies in the industry. A number of companies however, may have financial resources, billings and creative rosters greater than Harmony. These competitors include Propaganda Films (a subsidiary of Polygram) and Industrial Light and Magic (Star Wars). The commercial production subsidiaries of these companies may, however, be smaller in comparison to their other businesses. There can be no assurance that such competitors or others will not try to consolidate commercial production companies. No assurance can be given that such consolidation, if it occurs, will be advantageous or profitable. The Company does not have any understandings, commitments or agreements with respect to any future acquisitions. No assurance can be given that the Company will consummate future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable.

SALE OF RADIO STATIONS ACQUIRED PURSUANT TO FORMER BUSINESS STRATEGY.

         In August 1998, the Shareholders of the Company approved the sale of substantially all of the assets related to the Company's radio stations. Pursuant to that strategy, in April 1998, the Company had entered into three purchase agreements pursuant to which the Company planned to sell its thirteen radio stations to three parties for an aggregate of $61.7 million. CRN agreed to purchase ten radio stations for $57.0 million; Salem Communications Corporation ("Salem") agreed to purchase two of the radio stations for $2.7 million and 1090 Investments, LLC ("1090") agreed to purchase one radio station for $2.0 million. The shareholders approved this plan to sell substantially all of the Company's assets in August 1998. In September 1998, the transaction with 1090 was consummated. The Company used approximately $1.7 million from the sale of the assets to 1090 to repay a portion of its indebtedness to its lender Foothill Capital Corporation ("Foothill"). Instead of purchasing ten radio stations from the Company, CRN purchased seven and effectively assigned its right to purchase three more to Radio Unica Corp ("Radio Unica"). In October 1998, the Company completed its sale to Salem and the sale of seven radio stations to CRN for $37.0 million ($22 million in cash and $15 million note receivable). The Company used $14.7 million of the cash proceeds received from the sale of the assets to CRN and Salem to repay a portion of its outstanding indebtedness to Foothill as well as to repay indebtedness incurred in connection with the Company's initial investment in Harmony in July 1997. See "Certain Relationships and Related Transactions."

         The transaction with Radio Unica closed in January 1999, yielding an aggregate of $29.25 million in gross cash proceeds. Upon the sale of the assets to Radio Unica, the Company fully repaid all of its indebtedness to Foothill.

Prior to the consummation of the transaction, Radio Unica operated the stations pursuant to local programming and marketing agreements.

 TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

         The Company claims trademark and service mark rights to and ownership in a number of marks including, but not limited to, RADIO AAHS(R), RADIO AAHS(R) (words plus design of unicorn), CHILDREN'S SATELLITE NETWORK(TM), All THE GOOD STUFF RADIO DOES(R), THE ALL-AMERICAN ALARM CLOCK(R), ALPHABET SOUP(R), GREAT MUSIC FOR GREAT KIDS(R), JUST KIDS(R), RADIO AAHS AIRFORCE(R), THE EDUCATIONAL, SENSATIONAL RADIO AAHS(R), AAHS(TM), AAHSIE(TM), AVENUE A(R), FASCINATING FACTS(SM), THE FUN AND ONLY(TM), NEWS AAHS IT WAS(SM), PLANET AAHS RECORDS(R), PLAYING ALL DAY WITH RADIO AAHS(TM), RADIO AAHS(TM) (with new logo design), KA'ZOO(TM), RADIO AAHS(R) COUNTDOWN, STORYTIME THEATER(R), AAHS WORLD RADIO(SM), AAHS WORLD RADIO AIRFORCE(TM) and POPULUXE PICTURES(SM).

         EMPLOYEES

         The Company had 13 employees, all of whom were full-time, at the end of its last fiscal year. No employee is represented by a union. The Company believes its relations with employees are satisfactory. Also, see "Certain Relationships and Related Transactions."

ITEM 2      DESCRIPTION OF PROPERTY

         As of March 23, 1999, the Company's executive offices were located at 5501 Excelsior Boulevard, Minneapolis, Minnesota. The Company pays for its executive office space through its management fee with Media Management, LLC ("MMLLC"), which is owned by Messrs. Dahl and Perkins, each a director of the Company. See "Certain Relationships and Related Transactions."

         The Company leases an office facility in New York City which consists of approximately 1,200 square feet and is leased at an annual rent of $42,000 for a term of five years ending April 2002. The Company is a guarantor to an office facility in New York City which is leased by Harmony, The End, Inc., a subsidiary of Harmony, and Populuxe Pictures, Inc. Chelsea leases an office facility in New York City which consists of approximately 5,000 square feet. This lease requires an annual rent of $107,000 and expires on September 30, 1999.

ITEM 3      LEGAL PROCEEDINGS

         The Company filed a lawsuit in the fall of 1996 against ABC/Disney. On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February, 1999. The Company intends to pursue its appeal of the judgment and, to this end, certain personnel and financial resources will be used.

         Except as described above, the Company is not a party to any material proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to the Company's executive officers as of March 29, 1999. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. See "Directors; Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

NAME                  AGE   POSITION
----                  ---   --------

Christopher T. Dahl    55   Chairman of the Board, President and Chief Executive
                             Officer
James G. Gilbertson    37   Chief Operating Officer/Chief Financial Officer
Jill J. Theis          28   Secretary and General Counsel
Mike Delgado           39   Vice President of Marketing
Barbara McMahon        42   Vice President of Populuxe

                                     PART II

ITEM 5      MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company has been included in the Nasdaq National Market under the symbol "AAHS" since February 1996, on the Nasdaq SmallCap Market between May 1993 and February 1996 and on the over-the-counter Bulletin Board from the completion of the Company's public offering in 1992 until May 1993. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

PERIOD                                                   HIGH          LOW
------                                                   ----          ---

1997
   First Quarter.................................     $ 6 5/8       $ 3 1/4
   Second Quarter................................       5 7/8         3 3/16
   Third Quarter.................................       5 /16         3 3/8
   Fourth Quarter................................       4 5/8         3 5/16

1998
   First Quarter.................................     $ 4 5/16      $ 2 13/16
   Second Quarter................................       4 1/16        3
   Third Quarter.................................       3 5/16        2 7/8
   Fourth Quarter................................       3 11/16       2 13/16

         As of March 23, 1999, the Company had approximately 439 shareholders of record and approximately 2,500 beneficial owners.

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

SALES OF UNREGISTERED SECURITIES IN 1998

         In February and June 1998, the Company issued an aggregate of 69,277 shares of its Common Stock to satisfy three principal and interest installments, aggregating $226,530 to the seller of radio station WAUR(AM).

         In June 1998, pursuant to a Securities Purchase Agreement, the Company issued 606,061 shares of its Series B Convertible Preferred Stock to the Investors (as defined below) for which the Company received gross proceeds of $2,000,000. In January 1999, the Company redeemed the preferred stock at $4.04 per share, totaling $2,450,000. Pacific Continental acted as the placement agent and for such services received commissions equal to 6.25% of the gross proceeds.

         In June 1998, in connection with the execution of a Securities Purchase Agreement, the Company issued five-year warrants to Talisman Capital Opportunity Fund, Dominion Capital Limited and Sovereign Partners, L.P. (collectively, the "Investors") to purchase an aggregate of up to 100,000 shares of the Company's Common Stock at a per share exercise price of approximately $3.77. In addition, the Company issued a five-year warrant to the Investors for an aggregate of up to 125,000 shares of the Company's common stock at a per share exercise price of approximately $2.68.

         In March 1998, the Company entered into a second amendment to its credit agreement with Foothill and pursuant to that amendment the Company issued Foothill an additional warrant to purchase 100,000 shares of the Company's common stock at a purchase price of $3.68 per share and amended the exercise price of a previously granted warrant to purchase 100,000 shares of common stock from $5.29 per share to $3.68 per share. In May 1998, the Company entered into a third amendment to its credit facility with Foothill and pursuant to that amendment the Company issued Foothill an additional warrant to purchase 200,000 shares of the Company's common stock at $3.76 per share. In September 1998, Foothill surrendered 50,000 warrants that had been issued to Foothill in November 1996 pursuant to the original credit agreement.

         In June 1998, the Company issued five-year warrants, exercisable at $3.06 per share for 25,000 and 12,500 shares of its Common Stock to Pyramid Partners, L.P and William Toles, respectively. Pyramid Partners, L.P. is an entity whose managing partner is Perkins Capital Management, Inc. ("PCM"). PCM is an entity controlled by Mr. Perkins, a director of the Company and a director of Harmony. Mr. Toles is a director of Harmony and a shareholder of the Company. These issuances were made in connection with the extension of financing provided by such persons for the Company's purchase of shares of common stock of Harmony, Pyramid Partners, L.P. and Mr. Toles provided the Company with $500,000 and $250,000, respectively, for such stock purchase. The Company repaid these notes and the related interest in full on November 3, 1998.

         In October 1998, pursuant to an amendment to the Securities Purchase Agreement entered into in June 1998, the Company issued the Investors additional warrants to purchase an aggregate of up to 25,000 shares due to the delay in the closing with CRN. The Company also issued the Investors additional warrants to purchase an aggregate of up to 65,000 shares in connection with the extension of the Company's right to redeem its preferred stock through January 31, 1999, along with an additional warrant to purchase an aggregate of 35,000 shares if the Company did not redeem all of its preferred stock on or before December 31, 1998. Each warrant has a term of five years and may be exercised at approximately $2.68 per share.

         All of the above issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchasers of the securities described above acquired them for their own accounts and not with a view to any distribution thereof to the public. At their issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and certificates representing such securities contained restrictive legends stating that the securities were not to be offered, sold or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipients of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the SEC.

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE:
         OWNED, OPERATED AND LMA STATION REVENUES:

         Total revenues from the Company's owned, operated and LMA (as defined herein) stations decreased $1,799,000 or 43% from $4,142,000 in 1997 to $2,343,000 in 1998. This decrease in revenue can be attributed to the January 1998 cessation of broadcasting the Aahs World Radio format and the reduction of the sales forces at the Company's owned and operated radio stations in anticipation of their sale. Revenues declined further when the Company entered into Local Marketing Agreements ("LMA's") in connection with sale agreements for the following stations: in May 1998, radio station WCAR(AM) in Detroit with 1090, in March 1998, radio station KTEK (AM) in Houston and radio station KYCR
(AM) in Minneapolis with Salem , in October and November 1998, radio station KAHZ (AM) in Dallas, radio station KIDR (AM) in Phoenix, and radio station WJDM
(AM) in New York with Radio Unica. Finally, revenues ceased at the following stations upon the Company closing upon their sale: in October 1998, radio stations KCNW (AM) in Kansas City, KKYD (AM) in Denver, KPLS (AM) in Los Angeles, WAUR (AM) in Chicago, WPWA (AM) in Philadelphia, WWTC (AM) in Minneapolis, and WZER (AM) in Milwaukee to CRN , in September 1998, to 1090, and in October 1998, to Salem . At year-end, the Company's only remaining stations, later sold to Radio Unica, were being operated by the buyer under the aforementioned LMA agreement.

NETWORK:

         Total revenues of $233,000 were produced by the network during 1998 compared to revenues of $1,712,000 produced in 1997. The decrease of $1,489,000 or 87% in network revenues is a direct result of the cessation of broadcasting the Aahs World Radio programming on January 30, 1998 and the termination of all affiliate agreements.

OPERATING EXPENSES:

         OWNED, OPERATED AND LMA STATION EXPENSES:

         General and administrative expenses decreased 41% to $1,849,000 for 1998 from $3,132,000 in 1997. This decrease was due to the Company's reduction in staff at the stations, which eliminated not only personnel but also general office overhead expenses, its entry into LMAs pertaining to the stations with 1090, Salem , and Radio Unica, and the sale of the stations to 1090, Salem, and CRN. Throughout the year, expenses continued to diminish as all the stations were sold or covered by LMAs.

         Technical and programming expenses decreased to $846,000 in 1998 from $1,130,000 during 1997, a decrease of 25%. Throughout the year, expenses continued to diminish as all the stations were sold or covered by LMAs.

         Sales expenses totaled $307,000 in 1998 compared to $1,465,000 in 1997. This decrease is due to the reduction of revenues and the elimination of sales personnel in anticipation of the sale of the Company's stations. Throughout the year, expenses continued to diminish as all the stations were sold or covered by LMAs.

NETWORK EXPENSES:

         General and administrative expenses decreased $155,000 in 1998 to $402,000 as compared to $557,000 for 1997. These expenses decreased 28% due to the reduction in general overhead expenses and personnel tied to the cessation of broadcasting of Aahs World Radio programming.

         Programming expenses decreased $556,000 to $325,000 in 1998 compared to $881,000 in 1997 due to the reduction of staff and elimination of production expenses as a result of the discontinuation of broadcasting the Aahs World Radio programming and the termination of affiliate agreements.

         Sales expenses decreased 76% from $1,678,000 in 1997 to $401,000 in 1998 due to the reduction of sales personnel and revenues in conjunction with the discontinuation of broadcasting the Aahs World Radio(SM) format.

         Marketing expenses were $21,000 during 1998 compared to $269,000 in 1997, representing a decrease of $248,000 due to the elimination of the Company's marketing effort in conjunction with the cessation of broadcasting the Aahs World Radio programming format on January 30, 1998.

         Corporate charges were $5,614,000 in 1998 compared to $6,013,000 in 1997, representing a decrease of 7%. This decrease is attributable in part to a decrease of $157,000 in legal and accounting fees due to more work being performed in-house and the reduction in the overall acquisition activity of the Company, a decrease in travel expenses of $97,000, a decrease in litigation expenses of $86,000 and as the trial against ABC/Disney was concluded in the last quarter of 1998 (a less costly appeals process continues at this time), and a decrease in salaries of $62,000.

         Depreciation and amortization decreased $187,000 in 1998 compared to 1997. The decrease in depreciation and amortization is a result of the Company's discontinuation of its former business strategy to acquire radio broadcast licenses and related assets. Additionally, during the third and fourth quarters of 1998, a substantial amount of assets were disposed of due to the sale of ten of the Company's radio stations.

         A net gain of $26,375,000 was realized in 1998 due to the sale of ten of the Company's radio stations. A gain of $430,000 was realized as a result of the September 1998 sale of WCAR (AM) in Detroit to 1090, a gain of $1,608,000 was realized on the October 1998 sale of KTEK (AM) in Houston and KYCR (AM) in Minneapolis to Salem, while the remaining 24,337,000 of the gain was realized from the October 1998 sale of KCNW (AM) in Kansas City, KKYD (AM) in Denver, KPLS (AM) in Los Angeles, WAUR (AM) in Chicago, WPWA (AM) in Philadelphia, WWTC
(AM) in Minneapolis, and WZER (AM) in Milwaukee to CRN..

         Net interest expense for 1998 was $5,185,000 an increase of $2,619,000 over 1997 as a result of the interest increase associated with the additional financing provided by Foothill and the interest payable to the lenders who provided $1.25 million for the July 1997 purchase of Common Stock of Harmony. Interest expense was offset primarily by the $250,000 interest earned from the $15.0 million note receivable due from CRN in April 2000.

         Net income of $7,570,000 was realized in 1998 compared to a net loss of $14,558,000 in 1997. This increase of $22,128,000 is due to the sale of ten of the Company's radio stations in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, as measured by its working capital, was a deficit of $4,832,000 on December 31, 1998 compared to a deficit of $25,706,000 on December 31, 1997. The reduction in the deficit from December 31, 1997 to December 31, 1998 is a result of the sales to 1090, Salem , and CRN during 1998. Further, the December 31, 1998 deficit was eliminated in January 1999, with the closing of the last three radio stations to Radio Unica.

         In January 1998, the Company received proceeds totaling $611,000 and paid debt issue costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The note payable, which has subsequently been repaid, bore an interest rate of 15%, was unsecured and was due upon demand.

         The Company entered into second, third, fourth, and fifth amendments to its Credit Agreement with Foothill in March, May, and October 1998, pursuant to which the company obtained additional term note payable advances totaling $4,000,000 of which the Company received net proceeds totaling $2,500,000, paid deferred debt issue costs of $400,000 and established an interest reserve of $1,100,000 which was used for payment of 1998 interest. Additionally, pursuant to the fifth amendment, the Company paid deferred debt issue costs of $200,000 using proceeds from the sale of stations to CRN.

         In June 1998, the Company issued 606,061 shares of its Series B Convertible Preferred Stock ("this Series") to three accredited investors for which it received gross proceeds of $2,000,000. The securities purchase agreement used in this transaction was subsequently amended in October 1998. Net proceeds to the Company after commissions and legal fees were approximately $1,768,000. With the proceeds, the Company exercised its stock options to acquire 750,000 shares of Harmony, purchased 250,000 additional shares of Harmony common stock on the open market, and repaid the above-referenced debt obligation to Harmony. In January 1999, using the proceeds from the sale of the three stations to Radio Unica, the preferred stock was redeemed at $4.04 per share, totaling $2,450,000.

         In September, the Company sold WCAR (AM) in Detroit to 1090 for $2.0 million cash. Net proceeds after closing costs were used to pay interest and a portion of the principal on the Foothill term loan.

         In October, the Company sold the stations to Salem and to CRN for $39.6 million. The transactions included (i) a sale of seven stations to CRN for $21.9 million cash and a $15.0 million, 18 month promissory note with 10% annual interest to be paid monthly, and (ii) a sale of two radio stations to Salem Communications Corporation for $2.7 million cash. In January 1999, the Company sold the last three of its radio stations to the Radio Unica for approximately $29.25 million. The Company has used the aggregate proceeds in the following manner: a) approximately $30.7 million to repay debt and accrued interest, b) approximately $4.7 million to pay down outstanding accounts payable, c) approximately $2.5 million to redeem outstanding preferred stock, d) approximately $4.0 million related to the transactions and miscellaneous costs,
e) approximately $3.1 million in advances to Harmony as evidenced by unsecured note receivable agreements which bear interest at 14% and are due upon demand, and f) approximately $0.9 million to repurchase 271,000 shares of its common stock. 100,000 of such shares were purchased through a broker and 171,000 shares were purchased from Christopher T. Dahl and Richard W. Perkins. See "Certain Relationships and Related Transactions." Upon completion of these transactions, the Company had approximately $7.0 million of cash available.

         In October 1998, the Company repurchased 225,000 shares of Common Stock of Harmony at $2.75 from Pyramid Partners, L.P.; Perkins & Partners, Inc. Profit Sharing Plan and Trust; and Christopher T. Dahl and State Bank of New Prague Joint Account. See "Certain Relationships and Related Transactions."

         The Company believes it has adequate capital to initiate its new acquisition strategy and business plan over the course of the next 12 months. The Company believes that a number of potential acquisitions similar in nature to its most recent acquisition exist. However, should a potential acquisition be greater than the Company's current cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan until such time it is able to collect on its $15.0 million note receivable due form CRN in April 2000. If for any reason there is a delay in collecting on the CRN note, the Company may be forced to slow the pace of its future acquisitions or other projects. In the interim, the Company has begun to execute its business plan to acquire production companies. In March 1999, the Company acquired all of the issued and outstanding common stock of Chelsea., a television commercial production company with principle operation in New York. Consideration for the transaction consisted of up to an aggregate of 200,000 shares of the Company's common stock. Of these shares, 125,000 were issued on the acquisition date, and issuance of the remaining 75,000 shares is contingent upon various performance criteria. Also, subsequent to the merger, the Company repaid $887,000 of Chelsea's liabilities in existence at the time of the transaction.

         Consolidated cash was $254,000 on December 31, 1998 and $545,000 on December 31, 1997, a decrease of $291,000.

         During 1998, $8,871,000 cash was used for operations and was provided by the proceeds obtained through the Foothill financing, the proceeds from the sale of the stations to 1090, Salem, and CRN, and by the proceeds from the issuance of convertible preferred stock. During 1998, accounts receivable decreased $1,658,000 other receivables increased $469,000 and prepaid expenses increased $172,000. Accounts payable increased $516,000 accrued interest decreased $181,000 and other accrued expenses increased $352,000 during 1998.

         During 1998, net cash obtained through investing activities was $5,210,000 and was provided by the sale of the stations to 1090, Salem , and CRN. As of December 31, 1998, net cash used for additional investments in Harmony was $2,526,000 and advances made to Harmony under note receivable agreements were $675,000. Proceeds and deferred revenue from the sale of radio stations was $8,657,000.

         Cash obtained through financing activities amounted to $3,370,000 during 1998. This represents the $3,600,000 cash proceeds from term loan advances from Foothill, the $1,768,000 net proceeds obtained through the issuance of convertible preferred stock, and the $5,000 obtained through the issuance of common stock through the exercise of stock options, less the repayment of debt and the $524,000 used to repurchase the Company's common stock.

SEASONALITY AND INFLATION

         The Company does not believe inflation nor seasonality has affected the results of its operations, and does not anticipate that inflation nor seasonality will have an impact on its future operations.

YEAR 2000 READINESS DISCLOSURE

         The term "Year 2000" is used to describe general problems that may result from improper processing of dates and date-sensitive calculations by computers or other machinery as the year 2000 is approached and reached. This problem stems from the fact that many of the world's computer hardware and software applications have historically used only the last two digits to refer to a year. As a result, many of these computer programs do not or will not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, this could result in a system failure or miscalculations which may cause disruptions in operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

         STATE OF READINESS

         To operate its business, the Company relies on certain information technology ("IT") and non-technology systems, including its payroll, accounts payable, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by outside vendors. The Company has hired an outside IT consultant to assess the readiness of its hardware and software. This assessment has been completed and it is anticipated that any remediation needed to bring any systems in to compliance will be completed by July 31, 1999. The Company is aware that its current voice mail system is not Year 2000 compliant and is in the process of replacing it. It is anticipated that this remediation will be completed by July 31, 1999.

         The Company also relies upon certain suppliers and service providers, over which it can assert little control. The Company is in the process of contacting any critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed in the near future.

         COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company anticipates that it may incur up to approximately $40,000 in costs to bring the internal telecommunications system into Year 2000 compliance. The Company does not have an estimate for future expenses, if any, related to its Year 2000 compliance efforts, but estimates any such expenses will not have a material adverse effect on the Company's business, operating results or financial condition.

         RISKS OF YEAR 2000 ISSUES

         The Company recognizes that Year 2000 issues constitute a material known uncertainty. The Company also recognizes the importance of ensuring that Year 2000 issues will not adversely affect its operations. The Company believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the processes can be completed on the timetable described above or that remediation will be fully effective. The failure to identify and remediate Year 2000 issues, or the failure of key vendors, suppliers and service providers or other critical third parties who do business with the Company to timely remediate their Year 2000 issues could cause an interruption in the business operations of the Company. At this time, however, the Company does not possess information necessary to estimate the overall potential financial impact of Year 2000 compliance issues.

         SPECIFIC RISKS

         Specific risks the Company may face with regard to Year 2000 issues may include the inability of the Company's suppliers and service providers to be Year 2000 ready which could result in delays and may affect the Company's business.

         CONTINGENCY PLANS

         The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that remediation efforts of its suppliers are not timely completed. The Company expects to complete its contingency planning shortly.

CAUTIONARY STATEMENT

         NEW BUSINESS VENTURE. The Company has changed its business focus from the programming of Aahs World Radio format to the television commercial production industry. Although the Company believes favorable opportunities to the Company exist in this industry, the television commercial production industry is very fragmented and there can be no assurances that the Company will be successful in completing its revised business plan or if completed, that the revised business plan will be successful.

         RISKS OF INVESTMENT IN HARMONY. In November 1998, Harmony announced the cessation of and its intention to shutdown Harmony Pictures, Inc., a subsidiary of Harmony ("Harmony Pictures") due to its continued losses. In February, 1999, Harmony's shares of common stock were removed from the Nasdaq SmallCap Market ("Nasdaq SmallCap") and are currently being traded on the OTC Bulletin Board. As of December 31, 1998, the Company had an equity investment in Harmony of approximately $4.7 million and had advanced Harmony $675,000.00 under notes receivable. As of March 26, 1999, the Company had advanced Harmony an additional $2.4 million in cash bringing the aggregrate outstanding amount to approximately $3.1 million. There can be no assurances that the notes receivable will be repaid or that it's investment will not decrease in value or that the Company will be able to dispose of its shares should it decide to do so, any of which could have an adverse effect on the market value of the Company's shares.

         HISTORY OF OPERATING LOSSES. Since inception, the Company experienced substantial net losses as a result of its former efforts to develop a national children's radio network. The Company has not generated positive cash flow sufficient to fund its ongoing operations and has had frequent working capital shortages. For the two years ended December 31, 1998 and 1997, the Company incurred net income of $7.6 million and a net loss of $14.6 million and had used approximately $8.9 million and $9.2 million of cash to fund its losses, respectively. As of December 31, 1998, the Company had an accumulated deficit of $33.3 million.

         ADDITIONAL FINANCING REQUIREMENTS. The Company may seek other financing in connection with its business strategy to consolidate the television commercial production industry. There can be no assurance that the Company will obtain such financing when required, or if available, that the amount of such proceeds would be acceptable or favorable to the Company. Additional financing could require the sale of equity securities, which could result in significant dilution to the Company's shareholders.

         DEPENDENCE ON PERSONNEL. The television commercial production business is driven by its personnel and creative talent. The Company recognizes that a major part of its success in this industry will depend upon the hiring and continued engagement or employment of its directors and other key personnel. To this end, the Company has entered into various director and employment agreements which average anywhere from two to five years in length. However, there can be no assurances that the Company will be able to retain such talent, nor that such directors and employees will fulfill their obligations to the Company nor that they will seek renewal at the end of their current agreements.

         ABC/DISNEY LITIGATION. On September 30, 1998, a jury in the Court ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February, 1999. The Company intends to pursue its appeal of the judgment and to this end, certain personnel and financial resources will be used. There can be no assurance that the Company will be successful on its appeal.

         NO ASSURANCE AS TO LIQUIDITY ON THE NASDAQ NATIONAL MARKET. The Common Stock is currently listed on the Nasdaq National Market. There can be no assurance that the Common Stock will be actively traded on such market or that, if active trading does develop, it will be sustained.

         VOLATILITY OF MARKET PRICE OF COMMON STOCK. The market price of the Company's Common Stock has been subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company, changes by financial research analysts in their estimates of the earnings of the Company, conditions in the economy in general or in the television commercial production industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the television commercial production industry. During 1998, the market price of the Company's Common Stock ranged from a high of $4.31 on January 7, 1998 to a low of $2.81 on January 28 and December 29, 1998. During the first ten weeks of 1999, the market price of the Company's Common Stock ranged from a high of $3.06 on January 12, 1999 to a low of $1.91 on March 10, 1999. There can be no assurance that purchasers of the Company's Common Stock can sell such stock at or above the prices at which it was purchased.

         IMPACT OF SALE OF SHARES; SHARES ELIGIBLE FOR FUTURE SALE. The Company had approximately 6,575,742 shares of Common Stock outstanding as of March 12, 1999, and had warrants and options outstanding to purchase additional Common Stock totaling approximately 3,197,317 common shares exercisable at prices ranging from $2.40 to $13.80 per share. The sale of such shares and the sale of additional Common Stock which may become eligible for sale in the public market from time to time upon exercise of warrants and stock options could have the effect of depressing the market prices for the Company's Common Stock.

         CONFLICTS OF INTEREST. The Company shares with Harmony and Community Airwaves Corporation ("CAC"), a corporation owned by Messrs. Dahl, Perkins and a former director, Russell Cowles II, certain management services which are provided by another entity, MMLLC which is owned by Messrs. Dahl and Perkins. The management services consist of administrative, legal and accounting services. Such arrangements may present conflicts of interest in connection with the pricing of services provided.

         CONTROL BY MANAGEMENT. Approximately 23.1% of the Company's outstanding Common Stock is beneficially owned by the Company's current officers and directors. Accordingly, such persons may be able to significantly influence the Company's business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

ITEM 7      FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

CHILDREN'S BROADCASTING CORPORATION
Independent Auditors' Report ............................................. 14
Consolidated Financial Statements
         Balance Sheets .................................................. 15
         Statements of Operations ........................................ 16
         Statement of Shareholders' Equity ............................... 17
         Statements of Cash Flows ........................................ 18-20
Notes to Consolidated Financial Statements ............................... 21-44

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Children's Broadcasting Corporation

We have audited the accompanying consolidated balance sheets of Children's Broadcasting Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Children's Broadcasting Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP

Milwaukee, Wisconsin
March 4, 1999

                       CHILDREN'S BROADCASTING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                             -----------------------------
                                                                 1998              1997
                                                             ------------     ------------
               ASSETS
Current assets:
    Cash and cash equivalents                                $    253,905     $    545,258
    Accounts receivable, net of allowance for doubtful
       accounts of $39,000 and $472,000, respectively                  --        1,224,756
    Accounts receivable - affiliates (Note 13)                    280,438          142,868
    Radio station assets available for sale (Note 2)           11,391,402               --
    Other accounts receivable                                     331,527               --
    Notes receivable - affiliate (Note 13)                        675,000               --
    Prepaid expenses                                              279,816          108,174
                                                             ------------     ------------
               Total current assets                            13,212,088        2,021,056

Note receivable (Note 2)                                       15,000,000               --
Investment in Harmony (Note 4)                                  4,746,322        6,281,728
Property and equipment, net (Notes 3 and 5)                       120,385        4,708,327
Broadcast licenses, net (Note 3 and 6)                                 --       19,679,154
Intangible assets, net (Note 6)                                        --        1,550,100
Deferred debt issue costs (Note 9)                                742,737        1,173,209
                                                             ------------     ------------
               Total assets                                  $ 33,821,532     $ 35,413,574
                                                             ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  2,205,212     $  1,688,832
    Accounts payable - affiliates (Note 13)                       363,727               --
    Accrued interest                                              143,505          324,994
    Accrued income taxes                                          328,000               --
    Deferred revenue (Note 2)                                   2,675,556               --
    Other accrued expenses (Note 10)                            1,227,637        1,203,331
    Line of credit (Note 8)                                       434,974          453,838
    Short-term debt - affiliates (Note 7)                              --        1,172,500
    Long-term debt - current portion (Note 9)                  10,665,792       22,883,753
                                                             ------------     ------------
               Total current liabilities                       18,044,403       27,727,248

Long-term debt, less current maturities (Note 9)                  848,111        2,557,655
                                                             ------------     ------------
               Total liabilities                               18,892,514       30,284,903
                                                             ------------     ------------

Commitments and Contingencies (Note 10)                                --               --

Redeemable convertible preferred stock (Note 11)                2,448,486               --

Shareholders' equity (Note 12):
    Common stock                                                  129,015          132,997
    Additional paid-in capital                                 45,773,584       46,387,536
    Accumulated deficit                                       (33,292,504)     (40,862,299)
    Stock subscriptions receivable                               (129,563)        (529,563)
                                                             ------------     ------------
               Total shareholders' equity                      12,480,532        5,128,671
                                                             ------------     ------------

               Total liabilities and shareholders' equity    $ 33,821,532     $ 35,413,574
                                                             ============     ============


        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               DECEMBER 31,
                                                      -----------------------------
                                                          1998              1997
                                                      ------------     ------------
Revenues:
    Owned, operated and LMA stations                  $  2,343,410     $  4,142,112
    Network                                                223,237        1,712,329
                                                      ------------     ------------
               Total revenues                            2,566,647        5,854,441

Operating expenses:
    Owned, operated and LMA stations:
         General and administrative                      1,849,498        3,131,507
         Technical and programming                         846,430        1,129,853
         Selling                                           307,227        1,464,575
                                                      ------------     ------------
                                                         3,003,155        5,725,935
    Network:
         General and administrative                        402,137          557,106
         Programming                                       324,670          880,658
         Selling                                           400,625        1,678,216
         Marketing                                          21,078          268,796
                                                      ------------     ------------
                                                         1,148,510        3,384,776

    Corporate                                            4,714,011        5,112,591
    Corporate expenses paid to affiliated
       management company                                  900,000          900,090
    Depreciation and amortization                        1,949,340        2,136,720
                                                      ------------     ------------
               Total operating expenses                 11,715,016       17,260,112
                                                      ------------     ------------

Loss from operations                                    (9,148,369)     (11,405,671)

Gain on sale of radio station assets                    26,374,904               --
Equity loss in Harmony                                  (4,058,361)        (540,994)
Interest expense                                        (5,364,117)      (2,602,200)
Interest expense - officers and directors                 (120,713)         (54,658)
Interest income                                            299,571           90,599
Other income (expense) - net                               (82,883)         (45,429)
                                                      ------------     ------------

Net income (loss) before income taxes                    7,900,032      (14,558,353)

Income tax provision                                      (330,237)              --
                                                      ------------     ------------

Net income (loss)                                        7,569,795      (14,558,353)

Accretion of preferred stock                              (680,236)              --
                                                      ------------     ------------

Net income (loss) available to common shareholders       6,889,559      (14,558,353)
                                                      ============     ============

Basic net income (loss) per share                     $       1.03     $      (2.33)
                                                      ============     ============

Weighted average number of shares outstanding            6,676,000        6,246,000
                                                      ============     ============


        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                   COMMON STOCK            ADDITIONAL        STOCK                         TOTAL
                                             --------------------------     PAID-IN      SUBSCRIPTIONS  ACCUMULATED    SHAREHOLDERS'
                                               SHARES         AMOUNT        CAPITAL       RECEIVABLE      DEFICIT         EQUITY
                                             -----------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1996                   5,798,280   $    115,966   $ 42,775,092   $         --   $(26,303,946)  $ 16,587,112
Issuance of common stock upon exercise of
   options and warrants                          138,050          2,761        284,359       (129,563)            --        157,557
Issuance of common stock for installment
   payments of note payable                       65,377          1,307        300,734             --             --        302,041
Issuance of common stock in connection with
   obtaining finance company credit agreement     37,500            750        153,937             --             --        154,687
Issuance of common stock in connection with
   pending acquisition of KMUS(AM), Muskogee,
   Oklahoma                                       82,051          1,641        398,359       (400,000)            --             --
Issuance of common stock in connection with
   acquisition of KIDR(AM), Phoenix, Arizona     268,607          5,372        994,628             --             --      1,000,000
Issuance of common stock in connection with
   investment in Harmony                          60,000          1,200        246,300             --             --        247,500
Issuance of common stock for payment of
   attorney fees in connection with pending
   litigation                                    200,000          4,000        828,627             --             --        832,627
Issuance of warrants in connection with
   debt financing                                     --             --        405,500             --             --        405,500

Net loss                                              --             --             --             --    (14,558,353)   (14,558,353)
                                             -----------   ------------   ------------   ------------   ------------   ------------

         Balance at December 31, 1997          6,649,865        132,997     46,387,536       (529,563)   (40,862,299)     5,128,671

Issuance of common stock in connection
   with note payable                              69,277          1,386        225,144             --             --        226,530
Issuance of common stock upon exercise of
   options                                         2,600             52          5,269             --             --          5,321
Repurchase of common stock                      (271,000)        (5,420)      (882,754)            --             --       (888,174)
Accretion of redeemable convertible preferred
   stock                                              --             --       (680,236)            --             --       (680,236)
Issuance of warrants in connection with debt
   financing                                          --             --        622,625             --             --        622,625
Issuance of warrants in connection with
   preferred stock                                    --             --         96,000             --             --         96,000
Write-off of stock subscription receivable            --             --             --        400,000             --        400,000

Net income                                            --             --             --             --      7,569,795      7,569,795
                                             -----------   ------------   ------------   ------------   ------------   ------------

         Balance at December 31, 1998          6,450,742   $    129,015   $ 45,773,584   $   (129,563)  $(33,292,504)  $ 12,480,532
                                             ===========   ============   ============   ============   ============   ============


        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        DECEMBER 31,
                                                                              ------------------------------
                                                                                  1998              1997
                                                                              ------------      ------------
OPERATING ACTIVITIES:
    Net income (loss)                                                         $  7,569,795      $(14,558,353)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
               Provision for doubtful accounts                                    (433,000)          378,500
               Depreciation and amortization                                     1,949,340         2,136,720
               Gain on sale of radio stations                                  (26,374,904)               --
               Net barter activity                                                   2,767            34,845
               Amortization and write-off of deferred debt issue costs           1,859,389           480,565
               Write-off of stock subscription receivable                          400,000                --
               Write-off of other intangible assets                                     --           119,260
               Equity loss in Harmony                                            4,058,361           540,994
               Issuance of common stock for payment of attorney fees                    --           832,627
               Issuance of common stock and use of sale proceeds
                  for payment of interest                                          392,093           100,306
               Decrease (increase) in:
                  Accounts receivable                                            1,658,282          (104,309)
                  Other receivables                                               (469,097)         (142,868)
                  Prepaid expenses                                                (171,642)           82,224
               Increase (decrease) in:
                  Accounts payable - trade                                         516,380           422,341
                  Accrued interest                                                (181,489)          240,848
                  Other accrued expenses                                           352,306           203,137
                                                                              ------------      ------------
                      Net cash used in operating activities                     (8,871,419)       (9,233,163)
                                                                              ------------      ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                            (246,097)         (637,420)
    Acquisition of radio broadcasting licenses and certain related assets               --        (1,717,959)
    Investment in other intangible assets                                               --           (61,840)
    Investment in Harmony                                                       (2,526,250)       (6,575,222)
    Advances pursuant to notes receivable-affiliate                               (675,000)               --
    Proceeds from sale of radio stations                                         5,981,434                --
    Deferred revenue from sale of radio stations                                 2,675,556                --
                                                                              ------------      ------------
                      Net cash provided by (used in) investing activities        5,209,643        (8,992,441)
                                                                              ------------      ------------

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                          (18,864)          289,676
    Repayment of long-term debt                                                   (204,390)         (424,173)
    Proceeds from issuance of short-term debt                                           --         1,250,000
    Proceeds from issuance of common stock                                           5,321           157,557
    Payment of deferred debt issue costs                                           (32,792)         (107,336)
    Proceeds from issuance of long-term debt                                     3,627,345        14,235,100
    Repayment of short-term debt                                                (1,250,000)               --
    Issuance of redeemable convertible preferred stock                           1,768,250                --
    Repurchase of common stock                                                    (524,447)               --
                                                                              ------------      ------------
                      Net cash provided by financing activities                  3,370,423        15,400,824
                                                                              ------------      ------------

Decrease in cash and cash equivalents                                             (291,353)       (2,824,780)
Cash and cash equivalents at beginning of year                                     545,258         3,370,038
                                                                              ------------      ------------

Cash and cash equivalents at end of year                                      $    253,905      $    545,258
                                                                              ============      ============


        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                             DECEMBER 31,
                                                     --------------------------
                                                        1998            1997
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest          $ 3,414,837    $ 2,361,352
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     During the year ended December 31, 1998:

         The Company recognized revenues of $115,983 and expenses of $118,750 through barter activity.

         The Company utilized radio station sale proceeds totaling $18,116,023 to pay principal and interest due to lenders aggregating $17,916,023 and to pay debt issue costs of $200,000. Additionally, a note receivable of $15,000,000 was received in connection with the sale transactions.

         The Company paid debt issuance costs totaling $400,000 by issuing additional long-term debt.

         The Company issued 69,277 shares of common stock valued at $226,530 for the payment of installments due for the note payable outstanding to the seller of WAUR-AM.

         The Company issued warrants to purchase 662,500 shares of common stock and cancelled warrants to purchase 150,000 shares of common stock with a net value totaling $718,625 in connection with obtaining short and long-term debt, and preferred stock.

         At December 31, 1998, an account payable-affiliate of $363,727 remained due related to the Company's purchase of 271,000 shares of its common stock for consideration totaling $888,174.


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

         The Company incurred notes payable totaling $6,475 related to the acquisition of property and equipment.

         The Company issued 65,377 shares of common stock valued at $302,041 for the payment of installments totaling $302,041 due for the note payable outstanding to the seller of WAUR(AM).

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

         The Company paid debt issue costs totaling $985,000 by issuing additional long-term debt.



        See accompanying notes to the consolidated financial statements.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business:

           Children's Broadcasting Corporation (the "Company") was incorporated under the Minnesota Business Corporation Act on February 7, 1990. The Company currently engages in the commercial production and related media business. The Company will seek to reposition itself through additional acquisitions in the television commercial production industry. The Company believes that the expanded number of television channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services represents a potential opportunity for the Company in the television commercial production field.

           During 1998, the Company utilized its resources to increase its equity ownership interest in Harmony Holdings, Inc., ("Harmony") to 49.1% (Note 4). Harmony is one of the largest producers of television commercials in the broadcast television commercial industry. In 1998, the Company also developed a small production company under the name Populuxe Pictures, Inc. Populuxe currently is comprised of two directors along with an executive staff. Populuxe is in the beginning phases of initiating revenue. In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc., ("Buffalo Rome"). Buffalo Rome will seek out independent film opportunities. In March 1999, the Company acquired 100% of the stock of Chelsea Pictures, Inc. ("Chelsea") (Note 15). Chelsea engages in the production of television commercials and music videos.

           The Company formerly broadcast 24-hour children's radio programming, known as Aahs World Radio(SM)*, via satellite to markets representing approximately 40% of the U.S. population. Pursuant to its former growth strategy, the Company acquired AM radio broadcast licenses ("Radio Stations") in 14 U.S. markets. On November 3, 1997, the Company announced that it would terminate its network affiliation agreements and cease distributing its full-time Aahs World Radio programming format effective January 30, 1998. In 1998, the Company focused on the process of selling its previously acquired radio stations. The last of its radio stations were sold on January 14, 1999.

           The Company's owned and operated radio stations were operated in individual subsidiaries. Additionally, the broadcasting licenses were held by a second tier of subsidiaries to these operating subsidiaries. The radio stations and the related operating and radio broadcast license holding subsidiaries are as follows:

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Description of Business (Continued):

                                  Radio Broadcast
                                  License Holding
          Operating Subsidiary       Subsidiary            Radio Station
         ----------------------   ---------------    ---------------------------
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

         Long Lived Assets:

           The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The standard establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company evaluates the existence of long-lived asset impairment on the basis of whether the asset net book value is fully recoverable from projected, undiscounted net cash flows of the related business unit. This standard did not have an impact on the Company's financial position or results of operations.

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

           Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. Additionally, the excess of the Company's prorata share of the investees net assets is amortized over the estimated useful life of the underlying assets.

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

           The following represents the barter activity for the respective years:

             Barter accounts receivable, net - January 1, 1997      $   37,612
                  Barter revenues                                      703,824
                  Barter expenses                                     (738,669)
                                                                    ----------

             Barter accounts receivable, net - December 31, 1997         2,767
                  Barter revenues                                      115,983
                  Barter expenses                                     (118,750)
                                                                    ----------

             Barter accounts receivable, net - December 31, 1998    $       --
                                                                    ==========

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Income (Loss) Per Share:

           In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. The adoption of SFAS No. 128 had no effect on the Company's financial statements. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. For 1998 and 1997, the Company's basic and diluted EPS were the same. At December 31, 1998 and 1997, outstanding options and warrants to purchase 3,197,317 and 3,072,942 shares of the Company's common stock, respectively, were not included in the computation of diluted EPS as their effect would be antidilutive. Additionally, the Company's convertible preferred stock outstanding at December 31, 1998 was not included in the computation of diluted EPS as its effect would be antidilutive.

         Income Taxes:

           The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax basis of assets and liabilities.

         Stock Based Compensation:

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

           If SFAS 123 is not adopted related to stock-based employee compensation, SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk:

           Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of the note receivable received in connection with the CRN radio station sale transaction (Note 2) and the notes receivable-affiliate (Notes 13 and 15) which are a result of the Company's equity investment in Harmony (Note 4). The Company performs ongoing credit evaluations of CRN and Harmony. The Harmony notes are unsecured while the CRN note is secured by the sold station assets and virtually all of CRN's other property, whether owned prior to or subsequent to the sale transaction. In the event of a default by CRN of the terms of the note agreement, the Company may enforce any and all rights available under the Uniform Commercial Code and may take possession of all or part of CRN's property and offer such property for public or private sale.

         Use of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Comprehensive Income:

           The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The Company does not have any components of comprehensive income.

         Segment Information:

           The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" as of January 1, 1998. Following the provisions of this Statement, the Company will report segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. In 1997, the Company's operations consisted primarily of providing programming for a national network of radio stations, including stations owned and operated by the Company. In 1998, the Company transitioned into the commercial production and related media business, primarily through increased investment in Harmony (note 4).

         Reclassifications:

           Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  RADIO STATION SALE TRANSACTIONS

         In 1997, the Company began the process of selling its owned and operated radio stations. As of January 14, 1999, all of the stations have been sold pursuant to the following transactions:

         1090 Radio Station Sale Transaction:

           On September 8, 1998, the Company closed on the sale of the radio broadcast license and certain other assets of its radio station WCAR(AM), Livonia, MI to 1090 Investments, LLC. ("1090"). The Company received gross proceeds of $2,000,000 in cash and incurred transaction expenses totaling $138,051. The station assets had a net book value totaling $1,431,609 and the Company realized a gain on sale of $430,340.

         Salem Radio Station Sale Transaction:

           On October 30, 1998, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KTEK(AM), Alvin,TX and KYCR(AM), Golden Valley, MN to Salem Communications Corporation ("Salem"). The Company received gross proceeds of $2,700,000 in cash and incurred transaction expenses totaling $229,135. The station assets had a net book value totaling $863,006 and the Company realized a gain on sale of $1,607,859.

         CRN Radio Station Sale Transaction:

           On October 30, 1998, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KCNW(AM), Fairway, KS, KKYD(AM), Denver, CO, KPLS(AM) Orange, CA, WAUR(AM), Sandwich, IL, WPWA(AM), Chester, PA, WWTC(AM) Minneapolis, MN, and WZER(AM), Jackson, WI, to Catholic Radio Network LLC ("CRN"). The Company received gross proceeds of $37,000,000 ($22,000,000 in cash and $15,000,000 pursuant to a note receivable agreement) and incurred transaction expenses totaling $2,235,357. The station assets had a net book value totaling $10,427,936 and the Company realized a gain on sale of $24,336,707.

           The note receivable bears interest at 10% payable monthly, is secured by the sold station assets and virtually all of CRN's other property, whether owned prior to or subsequent to the sale transaction. The note is due in full on April 30, 2000. The Company believes that the carrying value of the note receivable approximates its fair market value at December 31, 1998, as market interest rates and the credit risk associated with the note has not changed since its issuance.

         Unica Radio Station Sale Transaction:

           On October 26, 1998, the Company entered into an agreement to sell the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Fort Worth, TX, KIDR(AM), Phoenix, AZ, and WJDM(AM), Elizabeth, NJ, to Radio Unica Corp. ("Unica"). Under the agreement, the Company will receive gross proceeds of $29,250,000 in cash. The station assets had a net book value totaling $11,391,402 at December 31, 1998 and are included on the accompanying balance sheet as radio station assets held for sale.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:  RADIO STATION SALE TRANSACTIONS (CONTINUED)

         Unica Radio Station Sale Transaction (Continued):

           The agreement provides for the stations to be operated by Unica to the closing date under a Local Programming and Marketing Agreement ("LMA"). Unica prepaid a total of $2,500,000 of the LMA fees which are earned by the Company based on a monthly LMA fee of $200,000. Unica also prepaid $500,000 of the purchase price. The prepaid purchase price and any unused portion of the prepaid LMA fee will be credited to the sales price at closing. At December 31, 1998, deferred revenue aggregating $2,675,556 was included on the accompanying balance sheet related to these prepayments. Subsequently, on January 14, 1999, the transaction closed.

         Included in the transaction costs for the transactions closed in 1998 are bonuses paid to Company management, employees and the Management Company (Note 13) totaling $1,930,000. An additional bonus of approximately $800,000 was paid in 1999 on the close of the Unica radio station sale transaction. This additional bonus will be reflected as a transaction expense for the Unica radio station sale in 1999. The bonuses were approved by the Company's board of directors and were contingent upon completion of the sale transactions.

NOTE 3:  ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS ("LMA")

         KCAZ(AM), Mission, Kansas:

           In September 1994, the Company signed an agreement to operate KCAZ(AM) radio station under an LMA for a period of five years beginning October 1, 1994. Under the LMA, monthly payments of $8,200 are made by the Company to cover the operating expenses of the station. If these payments are not sufficient to cover operating expenditures, additional amounts are paid. No additional amounts were paid during the years ended December 31, 1998 and 1997. Additionally, the LMA provided the Company with the option to purchase the radio broadcast license and certain other assets of the radio station for consideration aggregating $550,000. In September 1997, the Company exercised this option and entered into an asset purchase agreement dated November 1997; however, in August 1998, the Company notified the seller of its intent not to close the purchase transaction and to terminate the LMA as of November 1998.

         WAUR(AM), Sandwich, Illinois:

           In January 1997, the Company completed its acquisition of the radio broadcast license and certain other assets of the radio station WAUR(AM). The consideration for the acquisition aggregated $3,900,000 consisting of cash payments totaling $2,000,000, a $1,400,000 note payable and payments totaling $500,000 (less a discount at 9.5% of $179,505) pursuant to a ten-year covenant not-to-compete agreement. The purchase price and related acquisition expenses incurred of $20,546 were allocated based on the fair market value of the assets acquired consisting of a broadcast license of $3,370,045, property and equipment of $50,500 and a covenant not to compete of $320,495.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: ACQUISITIONS AND LOCAL PROGRAMMING AND MARKETING AGREEMENTS ("LMA") (CONTINUED)

         KMUS(AM), Muskogee, Oklahoma:

           On December 31, 1996, the Company entered into an asset purchase agreement to acquire the radio broadcast license and certain other assets of the radio station KMUS(AM) for $400,000 payable with 82,051 shares of common stock. In January 1997, the Company issued 82,051 shares of common stock to the seller in exchange for a subscription note receivable of $400,000. The Company expected that the seller would satisfy the subscription note receivable through transfer of the station assets pursuant to the aforementioned asset purchase agreement. During 1998, the seller defaulted on the subscription note receivable and sold the station assets to a third party. Accordingly, Management wrote-off the subscription note receivable in 1998 thereby incurring a $400,000 bad debt expense as the common shares associated with the subscription note receivable could not be recovered. Management is pursuing legal action against the seller.

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

NOTE 4:  INVESTMENT IN HARMONY

           The following schedule represents the Company's equity investments in Harmony beginning with its initial investment on July 22, 1997:

                                             Common Stock                    Stock Options
                                     ----------------------------     ----------------------------
                                      Number of                       Number of
                Date                    Shares      Consideration       Shares       Consideration
---------------------------------    -----------    -------------    -----------     -------------
July 22, 1997                            600,000     $ 1,747,500         550,000      $   260,000
July 25, 1997                            769,231       2,000,000              --               --
September 25, 1997                       819,500       2,401,650         200,000          330,000
                                     -----------     -----------     -----------      -----------

Balance at December 31, 1997           2,188,731       6,149,150         750,000          590,000
June 30, 1998 (exercise of stock
options)                                 750,000       1,715,000        (750,000)        (590,000)
July 2, 1998                             250,000         432,500              --               --
November 4, 1998                         494,231         968,750              --               --
                                     -----------     -----------     -----------      -----------

Balance at December 31, 1998           3,682,962     $ 9,265,400              --      $        --
                                     ===========     ===========     ===========      ===========

           Consideration for the July 1997 acquisitions of outstanding common stock and stock options aggregated $4,007,500, consisting of cash payments totaling $3,760,000 and 60,000 shares of the Company's common stock valued at $247,500. The cash consideration was obtained from the following sources: short-term debt due to directors and shareholders aggregating $1,250,000 (Note 7), an additional advance of $2,400,000 under the finance company credit agreement (Note 9) and working capital totaling $110,000.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  INVESTMENT IN HARMONY (CONTINUED)

         Consideration for the September 1998 acquisitions of outstanding common stock and stock options totaled $2,731,650 in cash obtained from an additional advance under the finance company credit agreement (Note 9).

         The June 1998 stock option exercise at $1.50 per share and the July 1998 purchase of outstanding common stock required consideration totaling $1,557,500 in cash obtained through the Company's issuance of redeemable convertible preferred stock (Note 11). Consideration for the November 1998 stock acquisitions of 269,231 newly issued shares and of 225,000 outstanding shares of common stock totaled $968,750 in cash obtained in through the Company's sale of its radio stations (Note 2).

         The November 1998 purchases of 225,000 outstanding shares occurred pursuant to an outstanding put option exercised by the seller in February 1998. The put option required that the Company purchase the shares for $2.50 per share by March 31, 1998. As the Company did not have the current financial resources to meet this obligation by March 31, 1998, the Company assigned the put option to two entities controlled by a director, and another director individually (the "assigned parties"). The assigned parties consummated the purchase of shares required by the initial put and were granted a similar option to put the shares to the Company at a price of $2.75 per share. The new put option was exercisable upon the completion of the CRN sale transaction which occurred in October 1998 (Note 2).

         The Company's investment represents 49.1% and 33.7% of the outstanding common stock of Harmony at December 31, 1998 and 1997, respectively. The aggregate purchase price paid of $9,265,400 and transaction costs totaling $80,276 were allocated based on the estimated fair market value of the assets acquired, consisting of common stock of $8,675,400 and stock options valued at $590,000. The excess of the purchase price over the Company's prorata share of Harmony's net tangible assets totaled $5,832,000 and $3,924,000 at December 31, 1998 and 1997,
         respectively. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven-year estimated useful life. At December 31, 1998 and 1997, accumulated amortization of the excess purchase price totaled $871,552 and $212,032, respectively.

         Harmony produces television commercials, music videos and related media. Harmony's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and in regional markets. The following amounts have been derived from Harmony's financial statements for the fiscal years ended June 30, 1998 and 1997 and have been recast to conform with the Company's financial statements for the years ended December 31, 1998 and 1997:

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  INVESTMENT IN HARMONY (CONTINUED)

                                                (Unaudited)       (Unaudited)
                                                Year Ended        Year Ended
                                                December 31,     December 31,
                                                   1998              1997
                                               ------------      ------------

Contract revenues                              $ 62,019,148      $ 58,013,312
Cost of production                               51,779,753        46,835,484
                                               ------------      ------------

Gross profit                                     10,239,395        11,177,828
Operating expenses                               18,089,550        11,746,954
                                               ------------      ------------

Loss from operations                             (7,850,155)         (569,126)
Interest income (expense), net                     (179,221)           46,180
                                               ------------      ------------

Loss before income taxes                         (8,029,376)         (522,946)
Income taxes                                         (8,122)           98,413
                                               ------------      ------------

Net loss                                       $ (8,037,498)     $   (621,359)
                                               ============      ============

Company's prorata share of Harmony's
   net loss                                    $ (3,398,841)     $   (328,962)

Amortization expense for the excess of the
   investment cost over the underlying net
   assets of Harmony                               (659,520)         (212,032)
                                               ------------      ------------

Company's equity loss in Harmony               $ (4,058,361)     $   (540,994)
                                               ============      ============

         The consolidated balance sheet of Harmony is summarized as follows:

                                               (Unaudited)        (Unaudited)
                                               December 31,       December 31,
                                                  1998                1997
                                               ------------      ------------

Current assets                                 $  7,117,732      $  6,153,550
Non-current assets                                3,001,164         4,851,971
                                               ------------      ------------

Total assets                                   $ 10,118,896      $ 11,005,521
                                               ============      ============

Current liabilities                              10,150,060         5,007,537
Stockholders' equity (deficit)                      (31,164)        5,997,984
                                               ------------      ------------

Total liabilities and stockholders' equity     $ 10,118,896      $ 11,005,521
                                               ============      ============

         Harmony is a public company traded over-the-counter under the symbol "HAHO". At December 31, 1998, the aggregate value of the Harmony common stock held by the Company totaled $4,375,359.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:     PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31:

                                                                  Estimated
                                                                 Useful Life
                                       1998          1997         In Years
                                   ----------     ----------     -----------

Land                               $       --     $  680,079
Buildings                                  --        757,956           30
Studio and broadcast equipment             --      2,639,768         5-10
Towers                                     --      1,208,718           13
Office equipment                      198,352      1,154,992            5
Vehicles                               50,514         45,712            5
Leasehold improvements                     --        379,969            5
Equipment under capital leases             --        177,290            5
                                   ----------     ----------
                                      248,866      7,044,484
Less accumulated depreciation         128,481      2,336,157
                                   ----------     ----------

Property and equipment, net        $  120,385     $4,708,327
                                   ==========     ==========

         Depreciation expense, including that on equipment under capital leases, was $670,748 and $711,927 for the years ended December 31, 1998 and 1997, respectively.

         Accumulated depreciation on the equipment under capital leases was $0 and $92,025 at December 31, 1998 and 1997, respectively.

NOTE 6:  INTANGIBLE ASSETS

         Intangible assets consisted of the following at December 31:

                                                                  Estimated
                                                                 Useful Life
                                      1998            1997        In Years
                                  -----------     -----------    -----------

Broadcast license                 $        --     $21,684,545          20
Less accumulated amortization              --       2,005,391
                                  -----------     -----------

Broadcast licenses, net           $        --     $19,679,154
                                  ===========     ===========

Trademarks and tradenames         $        --     $   442,790           6
Non-compete agreement                      --       1,940,250        2-10
Other                                      --         148,322           5
                                  -----------     -----------
                                           --       2,531,362
Less accumulated amortization              --         981,262
                                  -----------     -----------

Intangible assets, net            $        --     $ 1,550,100
                                  ===========     ===========

         Amortization expense related to the intangible assets totaled $1,278,592 and $1,424,793 for the years ended December 31, 1998 and 1997, respectively.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  SHORT-TERM DEBT - AFFILIATES

         Directors and Shareholders:

           In July 1997, the Company received proceeds aggregating $1,250,000 with the issuance of promissory notes payable and warrants to purchase 125,000 shares of the Company's common stock. The notes payable are due to the following parties: a partnership controlled by a Company director, a Company director individually and a less than five-percent shareholder. The proceeds were utilized to purchase 480,770 shares of the common stock of Harmony (Note 4). The notes payable bear interest at a rate of 10%, are secured by the purchased common stock of Harmony. The warrants vested immediately upon grant and are exercisable at $4.00 per share over a term of five years. The value of the warrants was determined to be $137,500. The notes payable are included on the accompanying balance sheet less the remaining unamortized deferred warrant value of $77,500 at December 31, 1997.

           In July 1998, the notes payable were extended 4 months to October 22, 1998. As consideration for the extension, the holders were offered additional warrants to purchase the Company's common stock or an increase in the note payable interest rate from 10% to 20%. Two of the holders representing $750,000 of the outstanding debt opted to receive additional warrants to purchase an aggregate of 37,500 shares of the Company's common stock. The remaining holder of outstanding debt totaling $500,000 opted for the increased interest rate of 20%. The warrants vested immediately and are exercisable at $3.06 per share for a term of 5 years. The value of the warrants was determined to be $62,625. The debt was repaid in full in October 1998 upon closing of the CRN radio station sales transaction (Note 2).

         Harmony Holdings:

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

NOTE 8:  LINE OF CREDIT

           At December 31, 1998 and 1997, the Company had outstanding short-term borrowings totaling $434,974 and $453,838 under a discretionary line of credit pursuant to the finance company credit agreement (Note 9). Interest is charged at a variable rate (13.5% at December 31, 1998). The line of credit was terminated upon its full repayment in January 1999 (Note 9).

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  LONG-TERM DEBT

         Long-term debt consisted of the following at December 31:

                                                                                   1998               1997
                                                                             ----------------   ----------------
         Term note payable bearing interest at a variable rate (13.5% at
         December 31, 1998). The note payable is due in variable
         quarterly installments of principle beginning April 16, 1998 with monthly payments of interest through November 2000 when the remaining balance is payable in full. Due to the recurring requirement to meet certain restrictive financial covenants, which have not been met, this entire indebtedness is classified as current at December 31, 1998 and 1997. This note was
         subsequently paid in full in January 1999.                          $     10,500,000   $     22,500,000

         Note payable bearing interest at a variable rate (8.75% at
         December 31, 1998). The note payable was paid in full in
         October 1998.                                                                     --          1,198,265

         Covenant not-to-compete, non-interest bearing, payable in
         quarterly installments of $37,500 through June 2006, less
         unamortized discount at 9.25% ($255,531 and $320,161 at
         December 31, 1998 and 1997, respectively).                                   869,469            954,839

         Covenant not-to-compete, non-interest bearing, less unamortized discount at 9.5% ($157,021 at December 31, 1997). The
         obligation was paid in full in October 1998.                                      --            305,479

         Note payable due to a bank, bearing interest at 9.25%.  The note
         was paid in full in October 1998.                                                 --            246,716

         Note payable bearing interest at 9%, payable in annual
         installments totaling $30,000 through May 2000 when the
         remaining balance is payable in full. The note payable is
         secured by substantially all corporate assets and real property
         owned by a Company director.                                                  80,433            101,315

         Various other installment notes payable.                                      64,001            134,794
                                                                             ----------------   ----------------
                                                                                   11,513,903         25,441,408

         Less current portion                                                      10,665,792         22,883,753
                                                                             ----------------   ----------------

         Long-term debt, less current portion                                $        848,111   $      2,557,655
                                                                             ================   ================

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  LONG-TERM DEBT (CONTINUED)

         In November 1996, the Company entered into an agreement with a finance company (the "Credit Agreement") under which three credit facilities (the "Facilities") were established. The Facilities included a $11,500,000 term note payable, of which advances totaling $3,615,000 and $7,885,000 were received during 1997 and 1996, respectively, a $1,000,000 line of credit (Note 8), and a $4,000,000 acquisition facility which was not utilized.

         In July and September 1997, the Credit Agreement was amended and restated pursuant to additional term note payable advances received by the Company totaling $5,420,100 and $5,800,000, respectively. In March, May and October 1998, the Credit Agreement was further amended pursuant to additional term note payable advances of $1,000,000, $2,000,000 and $1,000,000, respectively. The provisions of the Credit Agreement remained substantially unchanged as a result of these amendments and restatements except that the $4,000,000 acquisition facility was cancelled and the available line of credit (Note 8) was reduced from $1,000,000 to $500,000 in favor of the increased term note payable. In September and October 1998, the Company repaid $1,300,000 and $14,700,000 in connection with the 1090 and CRN radio station sales transactions (Note 2), respectively. Finally, the Credit Agreement was amended again in October 1998, primarily to reschedule installment payments due and to provide the lender a security interest in the note receivable received by the Company in the CRN radio station sale transaction (Note 2). In January 1999, the Facilities were repaid in full upon completion of the Unica radio station sale transaction (Note
         2).

         In connection with the original Credit Agreement and the 1998 and 1997 amendments, the Company has incurred debt issuance costs aggregating $1,310,000 and $1,593,420, respectively. These costs included finance company fees which reduced the proceeds of the term note payable advances ($400,000 and $985,000 in 1998 and 1997, respectively), the value of warrants granted to the finance company net of the value of cancelled previously granted warrants ($560,000 and $268,000 in 1998 and 1997, respectively), the value of the 37,500 shares of the Company common stock issued to the transaction broker ($154,687 in 1997), and other transaction costs ($287,375 and $185,733 in 1998 and 1997, respectively). The debt issuance costs have been deferred on the accompanying balance sheet and, prior to the complete facility repayment in January 1999, were being amortized utilizing the interest method over the remaining life of the Credit Agreement. Additionally, with each of the aforementioned facility repayments, the Company wrote-off deferred debt issue costs based on the proportionate share of principal repaid. At December 31, 1998 and 1997, the unamortized value of these costs totaled $742,737 and $1,173,209, respectively.

         The facilities were subject to certain restrictive covenants. As of December 31, 1998, the Company had not met certain of the covenant requirements; however, the violation was cured with the Company's repayment of the Facilities in full in January 1999.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  LONG-TERM DEBT (CONTINUED)

         Future maturities of long-term debt including classification of the entire term note payable to the finance company (aggregating $10,500,000 at December 31, 1998) as a current obligation, are as follows:

                  Year ending December 31:
                           1999                    $10,665,792
                           2000                        168,226
                           2001                        105,128
                           2002                        112,682
                           2003                        120,799
                           Thereafter                  341,276
                                                   -----------

                                                   $11,513,903
                                                   ===========

         The Company believes that the carrying value of the debt approximates its fair market value at December 31, 1998 and 1997, as the majority of the debt was repaid in full in January 1999 at its current book carrying value.

NOTE 10: COMMITMENTS AND CONTINGENCIES

         Operating Leases and Other Commitments:

           The majority of the Company's substantial operating leases were assumed by the buyers in the radio station sale transactions (Note
           2). Prior to the station sales, the Company leased office, broadcast space and a transmitter site from related parties, including a Company director. Other commitments included office equipment, satellite transmission rights, local programming and marketing agreements, license agreements and similar type contracts.

           Future minimum lease and other commitment payments are as follows for the years ending December 31:

                          1999                        $150,952
                          2000                          46,743
                          2001                          42,148
                          2002                          14,049
                                                      --------

                                                      $253,892
                                                      ========

           Total rent expense was $771,728 and $878,363 for the years ended December 31, 1998 and 1997, respectively, and rent expense to related parties totaled $234,984 and $288,608, respectively.

           Additionally, the Company guarantees a lease of Harmony (Note 4). This lease expires in November 2008 and requires annual minimum lease payments of $111,000 resulting in a aggregate future minimum commitment of approximately $1,100,000 at December 31, 1998.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10: COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Loan Guarantee - Affiliate:

           The Company guarantees Harmony's (Note 4) operating line of credit. The line of credit is available for amounts not to exceed $5,000,000 and at December 31, 1998 $2,205,384 was outstanding under the line.

         Pending Litigation:

           On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC Radio Networks, Inc. (ABC) and the Walt Disney Company (Disney) and awarded the Company $20 million for breach of contract against ABC, $10 million for misappropriation of trade secret by ABC and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court had entered judgement in the Company's case against ABC and Disney. While the Court confirmed the jury's findings that ABC had breached its contract with the Company and that ABC and Disney had misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those wrongs led to the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict on causation and damages. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal on February 12, 1999. At December 31, 1998 and 1997, litigation costs totaling $999,000 and $655,000, respectively, were included in other accrued liabilities on the accompanying balance sheet.

           Additionally, the Company has entered an agreement with its primary counsel for this litigation. Under the agreement the counsel has agreed to make twenty-five percent of their fees contingent upon the successful outcome of this lawsuit in exchange for seven and one half percent of any settlement or judgement in favor of the Company. At December 31, 1998, the fees deferred under this agreement totaled approximately $727,000.

         401(k) Savings/Profit-Sharing Plan:

           The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions in 1998 or 1997.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11: REDEEMABLE CONVERTIBLE PREFERRED STOCK

         The Company has authorized 606,061 shares of $0.02 par value Series B redeemable convertible preferred stock ("the Series"). In June 1998, the Company issued 606,061 shares of the Series with a $3.30 per share stated value and warrants to purchase 100,000 shares of the Company's common stock. The Series was initially recorded on the Company's financial statements at $1,768,250 which represents the net proceeds received totaling $1,864,250 ($2,000,000 aggregate stated value less transaction costs totaling $135,750) discounted by $96,000 for the value of the warrants granted. The preferred stock carried the right of redemption or conversion into a variable number of shares of the Company's common stock upon expiration of the Company's right to redeem the series. Prior to an amendment to the related securities agreement, the Company had the right to redeem the Series for $4.04 per share until October 22, 1998. Subject to the amendment, the Company issued additional warrants to purchase 125,000 shares of the Company's common stock. The warrant issuance allowed the Company to extend its redemption right until January 1999. At this time, the preferred stock was redeemed at $4.04 per share, or $2,450,000, utilizing proceeds of the Unica radio station sale transaction (Note 2). During 1998, the Company recorded accretion of the preferred stock totaling $680,236.

NOTE 12: SHAREHOLDERS' EQUITY

         Common Stock:

           The Company has authorized 50,000,000 shares of common stock at $.02 par value. The Company has voting shares of 6,261,701 and 6,460,824 issued and outstanding at December 31, 1998 and 1997, respectively, and nonvoting shares of 189,041 which are issued and outstanding at December 31, 1998 and 1997.

         Incentive and Non-Qualified Stock Options Plans:

           In August 1998, the Company amended the 1994 Stock Option Plan to allow the board of directors to amend the terms of options issued under the plan at its discretion subject to certain restrictions. Additionally, options issued under the 1991 and 1994 Stock Option Plans were revised to provide that the options would not automatically terminate as a result of a sale of substantially all the Company's assets. In October 1998 upon the closing of the CRN radio station transaction (Note 2), all options outstanding under the plans became fully vested to the holders.

           In 1991, the Company established the 1991 Stock Option Plan to provide incentives to employees whereby 200,000 shares of the Company's common stock have been granted. The options are exercisable on the date of grant and are generally valued at the fair market value of the stock on the date of grant. The options expire on various dates through January 2005.

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

         Incentive and Non-Qualified Stock Options Plans (Continued):

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

           A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                 1998                             1997
                                     ----------------------------    -----------------------------
                                                     Weighted-                         Weighted-
                                                     Average                            Average
           Fixed Options               Shares      Exercise Price     Shares        Exercise Price
----------------------------------   -----------   --------------    ---------      --------------
Outstanding at beginning of year       1,372,401        5.76         1,343,806         $5.74
Granted                                1,063,552        3.20           199,250          3.52
Exercised                                 (2,600)       2.05          (123,000)         2.00
Forfeited                             (1,449,077)       5.62           (47,655)         5.86
                                     -----------                     ---------
Outstanding at end of year               984,276        3.19         1,372,401          5.76
                                     ===========                     =========

Options exercisable at year end          984,276        3.19           518,393          6.71
Weighted-average fair value of
   options granted during the year                     $1.16                           $2.21

           On April 3, 1998, option holders were offered the opportunity to receive a reduced number of options at an exercise price of $3.19, the fair market value of the Company's stock on that date. The number of new options received by the option holders was determined ratably based on the ratio of the existing option exercise price and the new exercise price of $3.19. The forfeited and granted option amounts in the table above include options aggregating 1,289,972 and 817,302, respectively, that were canceled and issued under this offer.

           The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding                       Options Exercisable
                  -----------------------------------------------    -----------------------------
                     Number     Weighted-Average     Weighted-         Number         Weighted-
   Range of       Outstanding      Remaining          Average        Exercisable       Average
Exercise Prices   at 12/31/98   Contractual Life   Exercise Price    at 12/31/98    Exercise Price
---------------   -----------   ---------------- ----------------    -----------    --------------
$ 3.00 to 3.50      984,276        3.1 years           $ 3.19           984,276         $ 3.19
                    =======                                             =======

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: SHAREHOLDERS' EQUITY (CONTINUED)

         Incentive and Non-Qualified Stock Options Plans (Continued):

           Included in the table above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance-based options is presented below:

                                                  1998                            1997
                                     -----------------------------    ----------------------------
                                                      Weighted                        Weighted
                                                      Average                          Average
      Performance Options               Shares      Exercise Price      Shares      Exercise Price
---------------------------------    -----------    --------------    ----------    --------------
Outstanding at beginning of year         158,750         $ 7.59          160,625        $ 7.70
Granted                                   66,835           3.19               --            --
Forfeited                                158,750           7.59           (1,875)         8.38
                                       ---------      ---------       ----------      --------
Outstanding at end of year                66,835           3.19          158,750          7.59
                                       =========      =========       ==========      ========

Options exercisable at year end           66,835           3.19           50,000          7.70
Weighted-average fair value of
   options granted during the year                       $ 1.16                         $   --

           As of December 31, 1998 the performance options outstanding under the Plans have exercise prices $3.19 and a weighted-average remaining contractual life of 3.0 years.

           FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for each year; weighted average estimated option life 5.0 expected volatility of 41.3 and 69.3 percent; and risk-free interest rates of 5.4 and 6.3 percent.

           Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                               1998             1997
                                           ------------     ------------
            Net income (loss):
                 As reported               $  7,569,795     $(14,558,353)
                 Pro forma                    5,513,782      (15,155,046)
            Net income (loss) per share:
                 As reported                       1.03            (2.33)
                 Pro forma                 $        .72     $      (2.43)

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: SHAREHOLDERS' EQUITY (CONTINUED)

         Employee Stock Purchase Plan:

           In May 1996, the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 1998 and 1997.

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

         Brokerage Fees:

           In March 1997 and in connection with obtaining the Credit Agreement (Note 9), the Company issued 37,500 shares of common stock with an aggregate value of $154,687 as a brokerage commission.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: SHAREHOLDERS' EQUITY (CONTINUED)

         Finance Company Credit Agreement:

           In connection with the original completion and subsequent amendments of the Credit Agreement (Note 9), the Company granted the finance company warrants to purchase an aggregate of 600,000 shares of the Company's common stock at exercise prices ranging from $3.68 to $3.76. The warrants became immediately exercisable and expire through November 2001. The warrants also are convertible into a variable number of shares of common stock which, upon conversion, allows the finance company to receive a benefit of an amount equal to the amount obtainable if the options were exercised without payment of the related exercise price.

         Redeemable Convertible Preferred Stock:

           In connection with the issuance and subsequent amendment of the Redeemable Convertible Preferred Stock (Note 11), the Company granted the investors warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $2.68 to $3.77. The warrants became immediately exercisable and expire through January 2004.

         The following table summarizes the warrants to purchase shares of the Company's common stock:

                                                                        Exercise
                                   Warrants                              Price
                                 Outstanding       Exercisable         Per Share
                                 ------------     -------------      -------------
Balance at January 1, 1997          1,290,591         1,151,590      $2.40 - 13.80
Granted:
  Credit agreement                    100,000           100,000               5.29
  Credit agreement                    200,000           200,000               3.76
  Short-term debt                     125,000           125,000               4.00
Exercised:
  Other                               (15,050)          (15,050)              2.40
  Became exercisable                       --           125,000              11.00
                                 ------------     -------------      -------------

Balance at December 31, 1997        1,700,541         1,686,540      $2.40 - 13.80

Granted:
  Credit agreement                    200,000           200,000               3.68
  Credit agreement                    200,000           200,000               3.76
  Short-term debt                      37,500            37,500               3.06
  Preferred stock                     100,000           100,000               3.77
  Preferred stock                     125,000           125,000               2.68

Canceled:
  Credit agreement                    (50,000)          (50,000)              4.40
  Credit agreement                   (100,000)         (100,000)              5.29
                                 ------------     -------------      -------------

                                    2,213,041         2,199,040      $2.40 - 13.80
                                 ============     =============      =============

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: SHAREHOLDERS' EQUITY (CONTINUED)

         Included in the table above are warrants issued in connection with the finance company Credit Agreement, bridge loans and other short-term notes payable. The value of these warrants is charged to interest expense over the term of the related debt agreement and during the years ended December 31, 1998 and 1997, the Company incurred interest expense aggregating approximately $725,378 and $103,859, respectively. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate.

NOTE 13: RELATED PARTY TRANSACTIONS

         Management Agreement:

           The Company has a management services contract with a privately held affiliate (the "Management Company") related to the Company through common control. The contract, which expires in December 1999 and is renewable annually thereafter, requires that the Company pay the Management Company a fee of $75,000 per month for services received. The management fees totaled $900,000 and $900,090 in 1998 and 1997, respectively.

           The Management Company also provides services to another privately held affiliate related to the Company through common control. The management fee is based on estimated usage of the Management Company's services by each company. Management reviews the allocation periodically and believes that the allocation method is reasonable.

         Accounts Receivable/Payable - Affiliates:

           At December 31, 1998 and 1997, accounts receivable aggregating $280,438 and $142,868, respectively, were outstanding from several affiliates related to Company through common control or equity investment. These accounts result primarily from the allocation of shared expenses.

           At December 31, 1998, an account payable totaling $363,727 remained due to an officer and director of the Company associated with their assistance in financing the Company's repurchase of 271,000 shares of its common stock.

         Notes Receivable - Affiliate:

           In November 1998, the Company made cash advances totaling $675,000 to Harmony (Note 4) pursuant to unsecured note receivable agreements. The notes bear interest at 10% and are due on demand. Additionally, in February 1999, the notes were amended to provide for interest at 14%.

NOTE 14: INCOME TAXES

         At December 31, 1998, the Company has net operating loss carryforwards as follows for income tax purposes:

                                               Net Operating Loss
                Carryforward Expires              Carryforward
                --------------------              ------------
                       2008 (approximate)          $ 1,632,000
                       2009                          4,256,245
                       2010                          5,923,651
                       2011                          7,257,593
                       2012                         13,029,698
                                                   -----------
                                                   $32,099,187
                                                   ===========

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: INCOME TAXES (CONTINUED)

         A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income (loss) before taxes on income is as follows:

                                                         1998        1997
                                                         ----        ----

Statutory rate (benefit)                                  34.0%     (34.0)%
Operating losses generating no current tax benefit          --       34.0
Benefit of operating losses not previously recognized    (34.0)        --
State taxes                                                4.2         --
                                                         -----      -----
Effective tax rate                                         4.2%        --%
                                                         =====      =====

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                       1998            1997
                                                   ------------    ------------

Deferred tax assets:
  Net operating loss carryforwards                 $ 11,877,000    $ 12,943,000
  Excess of subsidiary and equity-basis
     investee stock tax basis over the
     amount for financial reporting                   5,515,000       3,814,000
  Other items not yet deductible for tax
     purposes                                            20,000         466,000
                                                   ------------    ------------

Total long-term deferred tax asset                   17,412,000      17,223,000

Deferred tax liability:
  Deferred installment gain                           3,650,000              --
  Amortization and the excess of broadcasting
     license financial reporting basis over the
     amounts for taxes                                3,237,000       3,356,000
                                                   ------------    ------------

Total net long-term deferred tax asset               10,525,000      13,867,000

Valuation allowance for net deferred tax assets     (10,525,000)    (13,867,000)
                                                   ------------    ------------
Net deferred tax assets                            $         --    $         --
                                                   ============    ============

         The 1998 tax provision consists of current state taxes due.

         As the Company has posted consistent operating losses since inception exclusive of the radio station sale transactions, realization of the tax benefit related to these net deferred tax asset is uncertain. Accordingly, no deferred tax asset has been recorded to reflect their potential value. The net change in the deferred tax valuation allowance was an increase (decrease) of $(3,342,000) and $5,490,000 in 1998 and 1997, respectively.

                       CHILDREN'S BROADCASTING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15: SUBSEQUENT EVENTS

         Note Receivable - Affiliate:

           Subsequently, in January and February 1999, the Company advanced Harmony $2,375,000 in cash pursuant to unsecured note receivable agreements which bear interest at 10% and are due on demand. Additionally, in February 1999, the notes were amended to provide for interest at 14%.

         Acquisition of Chelsea Pictures, Inc.:

           On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea Pictures, Inc. ("Chelsea") for consideration totaling approximately $1,150,000, 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $900,000 in liabilities. Chelsea is a television commercial production company with principle operations in New York, New York. The acquisition will be accounted for as a purchase, whereby, all assets purchased and liabilities assumed are recorded at their fair market value. Additionally, consideration for the transaction may consist of up to an aggregate of 200,000 shares of the Company's common stock, 125,000 of these shares were issued on the acquisition date. Issuance of the remaining shares is contingent upon the level of Chelsea's earnings before interest, taxes, depreciation and amortization (EBITDA) in the first year following the acquisition. If Chelsea achieves EDITDA within a range of $0 - $410,000, the previous owner will receive a proportionate number of shares up to a maximum of 50,000 shares. If Chelsea achieves EBITDA in excess of $500,000, an additional 25,000 shares will be issued. The value of the remaining shares will be treated as an adjustment to the purchase price upon issuance.

           Chelsea is party to several employment contracts with its officers and other employees which require minimum payments of approximately $2,800,000. These payments are due as follows: $490,000, 660,000,
           690,000, 455,000, 400,000 and $105,000 for the years ended December
           31, 1999 - 2003 and thereafter, respectively. Certain of these agreements provide for additional compensation based on Chelsea's operating profits. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Additionally, in connection with the employment contracts, CBC issued several of these parties stock options to purchase an aggregate of 100,000 shares of the Company's common stock. These options vest over a five year term.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below is certain information concerning the management of the Company as of March 29, 1999. There are no family relationships between any directors and any executive officers.

                                   MANAGEMENT

Name                        Age    Position
------------------------    ---    --------
Christopher T. Dahl         55     Chairman of the Board of Directors, President
                                   and Chief Executive Officer
James G. Gilbertson         37     Chief Operating Officer and Chief Financial
                                   Officer
Jill J. Theis               28     General Counsel and Secretary
Michael N. Delgado          39     Vice President of Marketing
Richard W. Perkins          68     Director
Michael R. Wigley           44     Director
William E. Cameron          54     Director
Barbara A. McMahon          42     Vice President of Populuxe

         CHRISTOPHER T. DAHL has been President, Chief Executive Officer and Chairman of the Company since its inception in February 1990. Mr. Dahl is also Chairman and Chief Executive Officer of CAC, a company that owns and operates radio stations in Hawaii. Prior to founding CAC in 1986, Mr. Dahl managed his private investments. Mr. Dahl also serves as a director of CAC and Harmony. Messrs. Dahl and Perkins own MMLLC which provides certain administrative, legal and accounting services to CAC, the Company and Harmony. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969. Mr. Dahl serves as President, Chief Executive Officer and Chairman of Harmony, of which the Company is the largest shareholder. Harmony produces television commercials, music videos and related media.

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

         JILL J. THEIS joined the Company in March 1997, became a staff attorney in October 1997, and has served as the General Counsel and Secretary since February 1999. From January 1996 to March 1997, Ms. Theis clerked for the law firm of Holper, Welsh, Mitchell & Joanis, P.A. in Minneapolis, Minnesota. From 1993 to 1997, Ms. Theis attended law school at William Mitchell School of Law in St. Paul, Minnesota. From 1994 to 1995, Ms. Theis worked in the sales department for West Publishing Corporation (n/k/a The West Group). From 1995 to 1996, Ms. Theis was a manager for Bruegger's Bagel Bakery in the Twin Cities area. Ms. Theis is also an executive officer of Harmony.

         MICHAEL N. DELGADO oversees the marketing and sales efforts of the Company and has been with the Company since 1997. A graduate of the University of Southern California School of Fine Arts, Mr. Delgado has orchestrated national marketing campaigns and has been involved in worldwide branding efforts for a variety of corporations including Patagonia and Lucky Brand Clothing Companies. Mr. Delgado gained significant operations experience in his capacity as president of SenDel Automotive Corporation, a manufacturer of aluminum automotive wheels whose customers included Toyota Motor Company.

         BARBARA A. MCMAHON joined the Company in June 1993 to oversee the growth of the network though affiliates and was promoted to Executive Vice President of Affiliate Relations in June 1996. In 1998, Ms. McMahon became the Vice President of Populuxe. During the years 1980 through 1989, Ms. McMahon served as a Director for NBC Radio Networks, Mutual Broadcasting and RKO Radio Networks.

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

         MICHAEL R. WIGLEY was elected to the Company's Board of Directors in February 1998. Mr. Wigley is President and Chief Executive Officer of Great Plains Companies, Inc. ("Great Plains"), a building material and supply company based on Roseville, Minnesota. He has served as its President since 1989. Mr. Wigley is Chairman and Chief Executive Officer of four subsidiaries of Great Plains, as well as Chairman and Chief Executive Officer of Great Plains Properties, Inc. and TerraDek Lighting, Inc., two independent privately-held companies. Mr. Wigley is also a director of Choicetel Communications, Inc., the largest independent pay phone service provider in Minnesota. He co-founded the Minnesota branch of McKinsey & Company, where he managed various teams of consultants from 1986 to 1989. Mr. Wigley holds a M.B.A. from Harvard University and a M.S. in Civil Engineering from Stanford University.

         WILLIAM E. CAMERON was elected to the Company's Board of Directors in April 1998. Since 1993, Mr. Cameron has been the head of International Business Development for Universal Health Communications, the largest medical-health-wellness video library in the world. After spending ten years in London, England, Mr. Cameron relocated to Los Angeles, California in 1998, to take over International Telemedicine Marketing for KZT Corporation, the creators of the video phone. Mr. Cameron also serves as a director of Harmony and RME Entertainment.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the SEC during 1998, all applicable Section 16(a) filing requirements were satisfied except that Mr. Gilbertson filed a late Form 5 in March 1999 regarding the disposition of 10,750 shares of the Company's Common Stock in October 1998.

ITEM 10     EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains certain information as of March 1, 1999, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) the executive officers and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. The business address of Messrs. Dahl, Gilbertson and Ms. McMahon is 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416.

                                                   SHARES            PERCENT
                                                BENEFICIALLY            OF
                                                  OWNED(1)            CLASS
                                                ------------         -------

Heartland Advisors, Inc. ..................     1,185,900(3)          18.0%
     790 North Milwaukee Street
     Milwaukee, Wisconsin 53202
Christopher T. Dahl .......................       815,882(4)          11.8%
Foothill Capital Corporation ..............       600,000(6)           8.4%
     11111 Santa Monica Boulevard
     Los Angeles, California 90025
Richard W. Perkins ........................       483,549(5)           7.1%
     730 East Lake Street
     Wayzata, Minnesota 55391
Perkins Capital Management, Inc. ..........       371,567(2)           5.7%
     730 East Lake Street
     Wayzata, Minnesota 55391
James G. Gilbertson .......................       150,928(7)           2.3%
Gary W. Landis (10) .......................        85,082(8)           1.3%
Lance W. Riley (11) .......................       112,298(8)           1.7%
Barbara A. McMahon ........................        53,548(8)             *
Rick E. Smith (12) ........................        50,719(8)             *
Michael R. Wigley .........................         3,750(8)             *
William E. Cameron ........................         3,750(8)             *
All Directors and Executive Officers
     as a Group (9 persons) ...............     1,759,506(9)          23.1%

---------------
*        Less than 1%

(1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.

(2) Based upon statements filed with the SEC as of March 1, 1999, PCM is a registered investment adviser of which Richard W. Perkins, a director of the Company, is President. As set forth in Schedule 13G filed with the SEC on December 3, 1998, PCM has the sole right to sell such shares and has sole voting power over 68,151 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. This excludes shares beneficially owned by Mr. Perkins.

(3) Based upon statements filed with the SEC, such shares are held in investment advisory accounts. As a result, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares. The interests of one such account, Heartland Value Fund, a series of Heartland Group, Inc., a registered investment company, relates to more than 5% of the class. This includes 431,900 shares over which Heartland Advisors, Inc. claims sole voting power, and 1,185,900 shares over which sole dispositive power is claimed.

(4) Mr. Dahl has the sole right to sell and has sole voting power over 823,382 of such shares. Mr. Dahl has shared power to sell and shared voting power over 22,500 of such shares. Includes 355,396 shares purchasable upon the exercise of options and warrants.

(5) Represents shares held by Mr. Perkins as trustee for various trusts of which he is sole trustee. Includes (i) 239,690 shares owned directly by Mr. Perkins, (ii) 6,769 shares beneficially owned by Mr. Perkins through Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation, (iii) 231,465 shares purchasable upon the exercise of options and warrants by Mr. Perkins and (iv) 5,625 shares purchasable upon the exercise of warrants by Perkins Capital Management, Inc. Profit Sharing Plan and Trust and Perkins Foundation. Mr. Perkins has the sole right to sell such shares and has sole voting power over 239,690 of such shares. Mr. Perkins' beneficial ownership excludes shares held for the accounts of clients of PCM.

(6)      Represents shares purchasable upon the exercise of warrants.

(7)      Includes 146,428 shares purchasable upon the exercise of options.

(8)      Represents shares purchasable upon the exercise of options or warrants.

(9) Includes 1,048,061 shares purchasable upon exercise of options and warrants.

(10) Mr. Landis's employment with the Company was terminated as of January 15,1999.

(11) Mr. Riley's employment with the Company was terminated effective January 31, 1999.

(12)     Mr. Smith's employment with the Company was terminated in December
         1998.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

         Until October 30, 1998, the studios and tower site of WWTC(AM) and KYCR(AM) were located in St. Louis Park, Minnesota. The studio facility consisted of approximately 12,000 square feet. The tower site included four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site was leased from Mr. Dahl at a total annual rent of approximately $114,000, and the studio site was leased from a partnership consisting of Messrs. Dahl and Perkins at an annual rent of approximately $132,000.

         In January 1996 through February 28, 1999, the Company entered into a five-year lease with 724 Associates, a partnership consisting of Messrs. Dahl, Perkins and Stephen L. Wallack, a shareholder of the Company, for 3,000 square feet of office space at 724 First Street North, Minneapolis, Minnesota, the former location of the executive offices of the Company. These facilities were leased at annual rental of $54,000. The executive offices were adjacent to the offices of CAC and Radio Management Corporation ("RMC"). CAC is owned and controlled by Messrs. Dahl, Perkins and Russell Cowles II, either directly or through trusts. RMC is owned by Messrs. Dahl, Perkins and Cowles. Mr. Cowles, a former director-elect of the Company, is a beneficiary and trustee of the John Cowles Family Trust, a shareholder of the Company. Under the terms of each of the leases, the Company is obligated to pay its proportionate share of repairs and maintenance. These arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties. On March 1, 1999, the Company assigned all of its rights and obligations under the lease to 5501 Building Partnership, an entity owned by Dahl and Perkins.

MANAGEMENT SERVICES FROM AN AFFILIATE

         From July 1993 through July 1998 the Company received administrative, legal and accounting services from RMC, an entity owned by Messrs. Dahl, Perkins, and Cowles. Since August 1998, the Company has received such services from MMLLC, an entity owned by Messrs. Dahl and Perkins. MMLLC provides corporate, legal, accounting and financial services to the Company, CAC and Harmony. The Company pays a set monthly fee of $75,000 for the services listed above. Effective May 1, 1999, the Company's management fee will be lowered to $55,000 per month. All outside services directly attributable to the Company are billed directly to the Company. The Company paid RMC an aggregate of $525,000 for such services during the fiscal year ended December 31, 1998 and an aggregate of $900,000 for such services during the fiscal year ended December 31, 1997. The salary of Mr. Gilbertson was paid by RMC and the salary of Mr. Riley, former Secretary and General Counsel, was paid by RMC. The Company paid MMLLC an aggregate of $375,000 for such services during fiscal year ended December 31, 1998. The salaries of two of our officers, Mr. Gilbertson and Ms. Theis are paid by MMLLC. The services of the Chief Operating Officer/Chief Financial Officer and the General Counsel are also rendered by Mr. Gilbertson and Ms. Theis, respectively, on a shared basis with CAC and Harmony. Additionally, MMLLC received an additional payment of $370,000 in connection with the closing of the sale of RBL's to 1090, Salem and CRN.

HARMONY-RELATED TRANSACTIONS

         In connection with the July 1997 acquisition by the Company of shares of common stock of Harmony, the Company borrowed an aggregate of $1.25 million from three parties: Rodney P. Burwell, a former director of the Company, Pyramid Partners, L.P., an entity of which PCM is the managing partner, and William M. Toles, a shareholder of the Company. Mr. Perkins, a director of the Company, is President and Chief Executive Officer of PCM. Messrs. Perkins and Toles are members of the Board of Directors of Harmony. Their loans were evidenced by notes bearing interest at 10% per year, payable on July 25, 1998. Additionally, warrants to purchase an aggregate of 125,000 shares of Common Stock at $4.00 per share were issued to those lenders. In June 1998, the Company received extensions from Messrs. Perkins, Toles and Burwell in exchange for an option for either additional warrants or for an increase in the interest rate on the outstanding balance of the loan. Messrs. Toles and Perkins elected to receive additional warrants to purchase an aggregarate of 37,500 shares of the Company's common stock at a price of $3.06 per share for a term of 5 years, and Mr. Burwell elected to receive an increase in the interest rate to 20%. On November 3, 1998, the Company repaid Messrs. Perkins, Toles and Burwell in full.

         Messrs. Dahl and Perkins are directors of Harmony, an entity of which the Company is the largest shareholder. In January 1998, the Company received proceeds of $611,000 and paid debt issuance costs of $39,000 through the issuance of a note payable to Harmony with a face amount of $650,000. The Company has repaid the entire note along with any related interest in full by June 1998.

         In April 1998, the Company assigned to Pyramid Partners, L.P.; Perkins & Partners, Inc., Profit Sharing Plan & Trust; and Christopher T. Dahl & State of New Prague Joint Account of all of its right to purchase 225,000 shares of common stock of Harmony at $2.50 per share from Glenn B. Laken, a shareholder of Harmony. In October 1998, the Company repurchased the 225,000 shares of common stock of Harmony at $2.75 from Pyramid Partners, L.P.; Perkins & Partners, Inc.; Profit Sharing Plan & Trust; and Christopher T. Dahl and State of New Prague Joint Account.

         From November 1998 to March 1999, the Company has advanced Harmony an aggregrate sum of approximately $3.1 million under notes receivable bearing interest at 14%.

OTHER

         In connection with the sale of the assets to CRN, Christopher T. Dahl, Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into a three (3) year Consulting and Non-Circumvention Agreement with CRN, pursuant to which Mr. Dahl received payment of $750,000. Also, in connection with sale of the assets to Radio Unica, Mr. Dahl entered into a two
(2) year Non-Competition Agreement with Radio Unica, pursuant to which Mr. Dahl received payment of $750,000.00. The fees provided for under these agreements are payable whether or not CRN or Radio Unica requests Mr. Dahl to perform any services hereunder.

         In August 1998, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares pursuant to Exchange Act Rule 10b-18 whereby such repurchase was to be made through a broker which was to have made purchases of common stock in the open market in the Company's name and on its behalf. The Company subsequently determined that the broker did not follow the Company's instructions with repsect to the purchase of such shares and canceled its authorization for the repurchase of shares. The broker then advised the Company that it has accumulated 385,000 shares of common stock for its own account and presented Company with the opportunity to purchase such shares, but the Company was unable to effect such purchase because of delays in connection with the closing of the sale of assets to CRN and restrictions placed upon the Company by its lender. Two of the Company's directors, Christopher T. Dahl and Richard W. Perkins, with the consent of the Board, initiated negotiations with the broker to acquire the broker's ahares and financed the acquisition of 171,000 shares of the Company's common stock from the broker for their own account and assumed all market and other risks associated therewith. Upon the closing of the sale of the assets to CRN, the Company purchased 171,000 shares of the Company's common stock from Messrs. Dahl and Perkins at their actual cost, including financing expenses associated therewith and assumed the financing obligations of Messrs. Dahl and Perkins at Key Community Bank. In January 1999, the Company repaid in full along with interest its indebtedness with Key Community Bank.

         Lance W. Riley, former Secretary and General Counsel of the Company, had an of counsel relationship with Hessian & McKasy, P.A. ("HMPA"). HMPA is one of the law firms which represented the Company in connection with the ABC/Disney litigation. During 1997, the Company paid HMPA legal fees of $883,749 and disbursements of $106,480. During 1998, the Company paid HMPA legal fees of $419,299 and disbursements of 50,735 in connection with the ABC/Disney litigation.

ITEM 13     EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits
         3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Form 10QSB for fiscal quarter ended September 30, 1998 and filed on November 16, 1998).
         3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form S-18 filed on December 5, 1991).
         4.1 Rights Agreement between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A filed on February 20,
                  1998).
         10.1 1991 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-18 filed on December 5, 1991).
         10.2 1994 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed on March 31, 1997, as amended by Definitive Schedule 14A (Proxy Statement) filed on July 9,
                  1998).
         10.3 1994 Director Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).
         10.4 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed on March 31, 1997).
         10.5 Management Services Agreement between the Company and Media Management, L.L.C. (f/k/a Radio Management, L.L.C.) dated
                  July 31, 1998 and effective August 1, 1998.
         10.6 Registration Rights Agreement by and among the Company and Harmony Holdings, Inc., dated July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).
         10.7 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).
         10.8 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated as of March 13, 1998.*
         10.9 Amended and Restated Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated March 13, 1998.*
         10.10 Purchase Agreement with Catholic Radio Network, LLC dated April 17, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8,
                  1998).
         10.11 First Amendment to the Purchase Agreement with Catholic Radio Network, LLC, dated September 29, 1998 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 2, 1998).
         10.12 Second Amendment to Purchase Agreement with Catholic Radio Network, LLC, dated October 26, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.13 Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.14 First Amendment to the Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16,
                  1998).
         10.15 Amendment No. 1 to Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity Fund Ltd., Dominion Capital Limited and Sovereign Partners, L.P dated October 22, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.16 Form of Common Stock Purchase Warrant issued by the Company to Talisman Capital Opportunity Fund Ltd. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6, 1998).
         10.17 Form of Common Stock Purchase Warrant issed by the Company to Dominion Capital Limited (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6,
                  1998).
         10.18 Form of Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6,
                  1998).
         10.19 Promissory Note issued by Catholic Radio Network, LLC to the Company, dated October 30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).

         10.20 Loan Agreement by and between the Company and CRN Broadcasting, LLC, dated October 30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.21 Amendment No. 4 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of October 1, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.22 Asset Purchase Agreement by and between the Company and 1090 Investments, L.L.C. dated May 1, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8, 1998).
         10.23 Amendment No. 3 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of May 21, 1998, and effective as of April 17, 1998 (incorporated by reference to the Registrant's Form 8-K filed on June 5, 1998).
         10.24 Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity Fund, Ltd., Dominion Capital Limited and Sovereign Partners, LP dated June 25, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.25 Registration Rights Agreement by and between the Company, Talisman Capital Opportunity Fund, Ltd., Dominion Capital Limited and Sovereign Partners, LP dated June 25, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.26 Common Stock Purchase Warrant issued by the Company to Talisman Capital dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.27 Common Stock Purchase Warrant issued by the Company to Dominion Capital Limited dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.28 Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP, dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.29 Guarantee by and between the Company and Heller Finanicial, Inc., dated July 30, 1998 (incorporated by reference to Registrant's Form 10QSB for quarter ended June 30, 1998 and filed August 13, 1998).
         10.30 Asset Purchase Agreement by and between the Company and Salem Communications Corporation for the sale of two of the Company's radio stations (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8, 1998).
         10.31 Guaranty by and between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church dated July 8, 1998.
         10.32 Promissory Note issued by Harmony Holdings, Inc. to the Company dated November 13, 1998.
         10.33 Promissory Note issued by Harmony Holdings, Inc. to the Company dated November 18, 1998.
         10.34 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January 7, 1999.
         10.35 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January 15, 1999.
         10.36 Promissory Note issued by The End, Inc. to the Company dated January, 1999.
         10.37 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January, 1999.
         10.38 Promissory Note issued by Harmony Holdings, Inc. to the Company dated February 8, 1999.
         10.39 Promissory Note issued by Harmony Holdings, Inc. to the Company dated February 18, 1999.
         10.40 Amendment No. 5 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation.
         10.41 Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of July 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 1, 1997).
         10.42 Amendment No. 1 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of September 24, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A filed on October 1, 1997).
         10.43 Amendment No. 2 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of March 13, 1998.*
         21.1     Subsidiaries of the Company.
         23.1     Consent of BDO Seidman, LLP.
         27.1     Financial Data Schedule.

-------------
* Previously filed.

     (b) Reports on Form 8-K

         (1) The Company's Current Report on Form 8-K filed on October 2, 1998, relating to (i) the ABC/Disney litigation, (ii) sale of the Company's assets to CRN; (iii) the issuance of the Los Angeles conditional use permit; (iv) redemption of the Series B Convertible Preferred Shares; and (v) the share repurchase program.
         (2) The Company's Current Report on Form 8-K filed on December 10, 1998, relating to the Company's ongoing corporate operations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 31, 1999.

                                        CHILDREN'S BROADCASTING CORPORATION


                                        By /s/ Christopher T. Dahl
                                           -------------------------------------
                                           Christopher T. Dahl
                                           President and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                   Title                                 Date
---------                   -----                                 ----


/s/ Christopher T. Dahl     President, Chief Executive Officer    March 31, 1999
-------------------------   and Director
Christopher T. Dahl         (principal executive officer)



/s/ James G. Gilbertson     Chief Operating Officer               March 31, 1999
-------------------------   and Chief Financial Officer
James G. Gilbertson         (principal accounting and financial
                            officer)



/s/ Richard W. Perkins      Director                              March 31, 1999
-------------------------
Richard W. Perkins



/s/ Michael R. Wigley       Director                              March 31, 1999
-------------------------
Michael R. Wigley



/s/ William E. Cameron      Director                              March 31, 1999
-------------------------
William E. Cameron

                                  EXHIBIT INDEX

         Exhibits
         3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Form 10QSB for quarter ended September 30, 1998 and filed on November 16,
                  1998).
         3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form S-18 filed on December 5, 1991).
         4.1 Rights Agreement between the Company and Norwest Bank Minnesota, National Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A filed on February 20,
                  1998).
         10.1 1991 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-18 filed on December 5, 1991).
         10.2 1994 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed on March 31, 1997, as amended by Definitive Schedule 14A (Proxy Statement) filed on July 9,
                  1998).
         10.3 1994 Director Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995).
         10.4 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 filed on March 31, 1997).
         10.5 Management Services Agreement between the Company and Media Management, L.L.C. (f/k/a Radio Management, L.L.C.) dated July 31, 1998 and effective August 1, 1998.
         10.6 Registration Rights Agreement by and among the Company and Harmony Holdings, Inc., dated July 22, 1997 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-21534) filed on August 1, 1997, relating to the Company acquiring a 27.4% beneficial interest in Harmony Holdings, Inc.).
         10.7 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).
         10.8 Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated as of March 13, 1998.*
         10.9 Amended and Restated Common Stock Purchase Warrant issued by the Company to Foothill Capital Corporation, dated March 13, 1998.*
         10.10 Purchase Agreement with Catholic Radio Network, LLC dated April 17, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8,
                  1998).
         10.11 First Amendment to the Purchase Agreement with Catholic Radio Network, LLC, dated September 29, 1998 (incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 2, 1998).
         10.12 Second Amendment to Purchase Agreement with Catholic Radio Network, LLC, dated October 26, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.13 Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.14 First Amendment to the Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16,
                  1998).
         10.15 Amendment No. 1 to Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity Fund Ltd., Dominion Capital Limited and Sovereign Partners, L.P dated October 22, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.16 Form of Common Stock Purchase Warrant issued by the Company to Talisman Capital Opportunity Fund Ltd. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6, 1998).

         10.17 Form of Common Stock Purchase Warrant issed by the Company to Dominion Capital Limited (incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 6,
                  1998).
         10.18 Form of Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP (incorporated by reference to the Registrant's Current Report on Form 8-k filed on July 6,
                  1998).
         10.19 Promissory Note issued by Catholic Radio Network, LLC to the Company, dated October 30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.20 Loan Agreement by and between the Company and CRN Broadcasting, LLC, dated October 30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.21 Amendment No. 4 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of October 1, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended September 30, 1998 and filed on November 16, 1998).
         10.22 Asset Purchase Agreement by and between the Company and 1090 Investments, L.L.C. dated May 1, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8, 1998).
         10.23 Amendment No. 3 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of May 21, 1998, and effective as of April 17, 1998 (incorporated by reference to the Registrant's Form 8-K filed on June 5, 1998).
         10.24 Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity Fund, Ltd., Dominion Capital Limited and Sovereign Partners, LP dated June 25, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.25 Registration Rights Agreement by and between the Company, Talisman Capital Opportunity Fund, Ltd., Dominion Capital Limited and Sovereign Partners, LP dated June 25, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.26 Common Stock Purchase Warrant issued by the Company to Talisman Capital dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.27 Common Stock Purchase Warrant issued by the Company to Dominion Capital Limited dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.28 Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP, dated June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6, 1998).
         10.29 Guarantee by and between the Company and Heller Finanicial, Inc., dated July 30, 1998 (incorporated by reference to Registrant's Form 10QSB for quarter ended June 30, 1998 and filed August 13, 1998).
         10.30 Asset Purchase Agreement by and between the Company and Salem Communications Corporation for the sale of two of the Company's radio stations (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy Statement) filed on July 8, 1998).
         10.31 Guaranty by and between the Company and The Rector, Church-Wardens and Vestrymen of Trinity Church dated July 8, 1998.
         10.32 Promissory Note issued by Harmony Holdings, Inc. to the Company dated November 13, 1998.
         10.33 Promissory Note issued by Harmony Holdings, Inc. to the Company dated November 18, 1998.
         10.34 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January 7, 1999.
         10.35 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January 15, 1999.
         10.36 Promissory Note issued by The End, Inc. to the Company dated January, 1999.
         10.37 Promissory Note issued by Harmony Holdings, Inc. to the Company dated January, 1999.
         10.38 Promissory Note issued by Harmony Holdings, Inc. to the Company dated February 8, 1999.
         10.39 Promissory Note issued by Harmony Holdings, Inc. to the Company dated February 18, 1999.
         10.40 Amendment No. 5 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation.
         10.41 Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of July 1, 1997 (incorporated by reference to the Company's Current Report on Form 8-K filed on August 1, 1997).
         10.42 Amendment No. 1 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of September 24, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A filed on October 1, 1997).
         10.43 Amendment No. 2 to the Amended and Restated Loan and Security Agreement by and between the Company and Foothill Capital Corporation, dated as of March 13, 1998.*
         21.1     Subsidiaries of the Company.
         23.1     Consent of BDO Seidman, LLP.
         27.1     Financial Data Schedule.
-------------
* Previously filed.
                                      54