Form 10QSB
period 1999-03-31
CHILDRENS BROADCASTING CORP
filed 1999-05-17
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly period ended March 31, 1999 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to _________

Commission File No. 0-21534

                       Children's Broadcasting Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Minnesota                        41-1663712
                    ---------                        ----------
         (State or other jurisdiction of            (IRS Employer
         incorporation or organization)         Identification Number)

                   5501 Excelsior Blvd., Minneapolis, MN 55416
                   -------------------------------------------
           (Address of principal executive office, including zip code)

                                 (612) 925-8840
                                 --------------
                (Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __X__  No ______

     As of May 13, 1999, there were outstanding 6,503,142 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

            Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998.

            Notes to Consolidated Financial Statements -- March 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

Children's Broadcasting Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                March 31,       December 31,
                                                                  1999              1998
                                                              ------------      ------------
              ASSETS
Current assets:
      Cash and cash equivalents                               $  5,708,953      $    253,905
      Accounts receivable                                          894,455            39,000
          Allowance for doubtful accounts                          (38,833)          (39,000)
      Unbilled accounts receivable                                 516,491                --
      Accounts receivable - affiliates                             349,473           280,438
      Radio station assets available for sale                           --        11,391,402
      Other accounts receivable                                    273,724           331,527
      Prepaid expenses                                             486,526           279,816
                                                              ------------      ------------
              Total current assets                               8,190,789        12,537,088

Note receivable                                                 15,000,000        15,000,000
Investment in & notes receivable from Harmony                    7,227,208         5,421,322
Property and equipment, net                                        167,511           120,385
Goodwill, net                                                    1,135,441                --
Deferred debt issue costs                                               --           742,737
                                                              ------------      ------------
              Total assets                                    $ 31,720,949      $ 33,821,532
                                                              ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $    589,296      $  2,205,212
      Accounts payable - affiliates                                 44,831           363,727
      Accrued interest                                               5,429           143,505
      Accrued income taxes                                       3,297,750           328,000
      Deferred revenue                                                  --         2,675,556
      Other accrued expenses                                     2,609,948         1,227,637
      Line of credit                                                    --           434,974
      Long-term debt - current portion                             159,187        10,665,792
                                                              ------------      ------------
              Total current liabilities                          6,706,440        18,044,403

Long-term debt , less current maturities                           821,505           848,111
                                                              ------------      ------------
              Total liabilities                                  7,527,945        18,892,514
                                                              ------------      ------------

Commitments and Contingencies                                           --                --

Redeemable convertible preferred stock                                  --         2,448,486

Shareholders' equity
      Common stock                                                 131,444           129,015
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,386,701
          1999 and 6,261,701 - 1998
          Issued and outstanding shares - nonvoting:
          189,041 - 1999 and 1998
      Additional paid-in capital                                46,008,134        45,773,584
      Accumulated deficit                                      (21,841,575)      (33,292,504)
      Stock subscriptions receivable                              (105,000)         (129,563)
                                                              ------------      ------------
              Total Shareholders' Equity                        24,193,004        12,480,532
                                                              ------------      ------------

      Total Liabilities & Shareholders' Equity                $ 31,720,949      $ 33,821,532
                                                              ============      ============

Children's Broadcasting Corporation
Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
Revenues:
       Production contract revenues               $  1,144,300      $         --
       Broadcast related revenues                       86,902           835,995
                                                  ------------      ------------
                   Total revenues                    1,231,202           835,995
       Cost of Production                              965,464                --
                                                  ------------      ------------
                   Gross profit                   $    265,738      $    835,995

Operating expenses:
       Production divisions
                   Selling                              36,943                --
                   General and administrative          263,081                --
       Broadcast related expenses                      180,315         1,284,981
                                                  ------------      ------------
Income (loss) from operations, before
       corporate depreciation and amortization        (214,601)         (448,986)

Corporate                                              540,095         1,207,726
Depreciation and amortization                          102,825           546,891
                                                  ------------      ------------
Income (loss) from operations                         (857,521)       (2,203,603)

Gain on sale of radio station assets                16,545,507                --
Equity loss in Harmony                                (634,251)         (472,841)
Interest expense net of interest income               (502,806)       (1,002,405)
                                                  ------------      ------------

Net income (loss) before income taxes               14,550,929        (3,678,849)

Income tax provision                                (3,100,000)               --
                                                  ------------      ------------

Net income (loss)                                 $ 11,450,929      $ (3,678,849)
                                                  ============      ============

Basic net income (loss) per share                 $       1.76      $      (0.55)
                                                  ============      ============

Weighted average number of shares outstanding        6,492,000         6,656,000
                                                  ============      ============

Children's Broadcasting Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
Operating activities:
Net income (loss)                                                             $ 11,450,929      $ (3,678,849)
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
           Provision for doubtful accounts                                            (167)         (126,309)
           Depreciation & amortization                                             102,825           546,891
           Gain on sale of radio stations                                      (16,545,507)               --
           Net barter activity                                                          --            16,708
           Amortization and write-off of deferred debt issue costs                 742,737           176,934
           Equity loss in Harmony                                                  634,251           472,841
           Non-cash interest payment related to sale of stations                    92,008                --
           Issuance of common stock for payment of interest                             --            27,710
           Decrease (increase) in:
                 Accounts receivable                                               (48,862)          822,534
                 Other receivables                                                (264,592)           19,013
                 Prepaid expenses                                                 (193,780)           46,449
           Increase (decrease) in:
                 Accounts payable                                               (1,934,812)          360,624
                 Accrued interest                                                   (8,362)           62,546
                 Other accrued expenses                                          2,381,884            65,714
                                                                              ------------      ------------
                      Net cash used in operating activities                     (3,591,448)       (1,187,194)
                                                                              ------------      ------------

Investing activities:
      Sale/purchase of property & equipment                                        (74,564)          (26,705)
      Investment in & notes receivable from Harmony                             (2,440,137)               --
      Sale/purchase of intangible assets                                                --          (122,906)
      Proceeds from sale of radio stations                                      14,034,415                --
                                                                              ------------      ------------
                      Net cash provided by (used in) investing activities       11,519,714          (149,611)
                                                                              ------------      ------------

Financing activities:
      Payment of debt                                                              (33,211)          (60,195)
      Proceeds from debt financings                                                     --         1,511,000
      Redemption of convertible preferred stock                                 (2,450,002)               --
      Repurchase of common stock                                                   (11,505)               --
      Proceeds from issuance of common stock                                            --             5,000
      Proceeds from stock subscriptions receivable                                  21,500                --
                                                                              ------------      ------------
                      Net cash provided by financing activities                 (2,473,218)        1,455,805
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents                                 5,455,048           119,000
Cash and cash equivalents at beginning of period                                   253,905           545,258
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $  5,708,953      $    664,258
                                                                              ============      ============

Children's Broadcasting Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 1999

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

Note 2   Significant Transactions during 1999

The following significant transactions occurred during 1999 and are considered non-recurring:

A. In January and February 1999, the Company advanced Harmony Holdings, Inc. ("Harmony") $2,375,000 in cash pursuant to unsecured note receivable agreements which bore interest at 10% and are due on demand. Additionally, in February 1999, all notes with Harmony were amended to provide for interest at 14%. It is management's belief that 14% reflects the interest rate that would be charged to Harmony by other junior and unsecured lenders. Notes outstanding with Harmony aggregated $3.05 million as of May 11, 1999.

B. In January 1999, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Dallas, KIDR(AM), Phoenix, and WJDM(AM), New York, to Radio Unica Corp. ("Radio Unica"). The Company received gross proceeds of $29.25 million for the stations' assets which had a net book value of approximately $11.4 at the time of the sale. The Company incurred approximately $1.5 million of transaction costs including bonuses paid to management, employees and Media Management, LLC.

C. In January 1999, the Company redeemed all of its 606,061 shares of Series B Convertible Preferred Stock which were issued in June 1998. The preferred stock was redeemed at $4.04 per share, or $2.45 million, utilizing a portion of the proceeds from the Radio Unica transaction (Note 2B).

D. In January 1999, the Company entered into an agreement regarding the production of a picture titled "True Rights" based on a screenplay written by Meg Thayer. In exchange for providing certain financing of the production, the Company received a 33.33% equity interest in the screenplay, production of "True Rights' and any other material relating thereto. Also, the Company shall receive 30.0% of the net proceeds from the distribution and exploitation of "True Rights" in all media and all sources worldwide after the Company receives, on a parri passu basis with other investors, the sum equal to 125% of its respective contribution to the production of "True Rights". The Company's financing obligation totaled $126,000 and was paid in full during the filming of the project.

E. In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc. ("Buffalo Rome"). Buffalo Rome will seek out independent film opportunities and is currently engaged in discussions regarding an independent film.

F. On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea Pictures, Inc. ("Chelsea") for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York. The acquisition has been accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance.

         The unaudited pro forma results of operations which follow assume that the acquisition of Chelsea had occurred at January 1, 1998. In addition to combining the historical results operations of the Company and the acquired business, the pro forma calculations include adjustments for the estimated effect on the historical results of operations for depreciation, interest and issuances of common stock related to the business acquisition.


                                                     Three months ended
                                                     ------------------
                                                   3/31/99          3/31/98
                                                   -------          -------

         Revenues                                $  2,752,300     $ 4,087,568

         Gross profit                                 432,012       1,189,194

         Loss from operations                      (1,080,583)     (2,202,304)

         Net income                                11,314,614      (3,671,148)

         Net income per share                            1.71           (0.54)

         Weighted average number of
          shares outstanding                        6,617,000       6,781,000

         The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998 or of future results of operations of the consolidated entities.

G. In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the then outstanding common stock, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares will be canceled and returned to the Company's authorized capital stock. As of May 11, 1999, the Company had repurchased an aggregate of 72,600 shares at a prices ranging from $1.63 to $1.88 per share.

H. In April 1999, the Company made a purchase of 225,000 shares of Harmony's common stock at a price of $1.03 per share including commissions. This purchase increased the Company's ownership in Harmony to approximately 52.1%. For reporting purposes, the Company will prepare consolidated financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary.

Note 3   Investment in Harmony

With the purchase of 225,000 shares of Harmony's common stock (see Note 2H), the Company holds a majority interest in Harmony through the ownership of 3,907,962 shares of Harmony's common stock. As of May 11, 1999, the Company's investment represented 52.1% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1998. Harmony's operations are summarized as follows for the quarter and six months ended December 31, 1998:

                                   *Three Months     Six Months
                                   Ended 12/31/98    Ended 12/31/98
                                   --------------    --------------

         Contract revenues          $14,079,885        $31,384,284
         Cost of production          12,305,295         26,828,754
                                    -----------        -----------

         Gross profit                 1,774,590          4,555,530
         Operating expenses           2,999,589          6,174,572
         Restructuring cost &
            impairment of assets      3,532,495          3,532,495

         Loss from
            operations               (4,757,494)        (5,151,540)
         Interest expense               (82,800)          (187,285)
                                    ------------       -----------

         Loss before
            income taxes             (4,840,294)        (5,338,825)
         Income taxes                        --              9,601
                                    -----------        -----------

         Net loss                   $(4,840,294)       $(5,348,426)
                                    -----------        -----------

         * Harmony shut down its Harmony Pictures division during the quarter ended December 31, 1998, resulting in a one-time restructuring cost of $3,532,495.

         Harmony's financial information as of March 31, 1999 is not yet available. The Company has utilized an estimate of Harmony's results of operations in its computation of the Company's equity loss in Harmony for the quarter ended March 31, 1999.

Note 4   Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.


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

General

         The Company currently engages in the television commercial production and related media business. During 1998, the Company focused on the sale of the radio stations it had acquired pursuant to its former business strategy. The last of such were sold on January 14, 1999. In exchange for its radio stations, the Company obtained approximately $55.0 million in cash and a note receivable for $15 million, yielding 10% per annum, due April 2000. The Company intends to reposition itself through additional acquisitions in the television commercial production industry. The Company believes that the expanded number of television channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create potential opportunities for the Company in television commercial production.

         Since July 1997, the Company has utilized its resources to increase its ownership interest in Harmony to 52.1%. Harmony produces television commercials, music videos and related media. In July 1998 and February 1999, the Company incorporated two new subsidiaries; Populuxe Pictures, Inc. ("Populuxe"), and Buffalo Rome. Populuxe is based in New York and currently is comprised of two directors along with an executive staff. Populuxe produces television commercials and related media. Buffalo Rome will seek out independent film opportunities and is currently engaged in discussions regarding an independent film. In January 1999, the Company acquired a 33.3% equity interest in the screenplay, production of, and any other material relating to the film "True Rights"(see Note 2D). In March 1999, the Company acquired the stock of Chelsea, which is based in New York and engages in the production of television commercials, independent films and related media.

Results of Operations:

         Three Months ended March 31, 1999 compared to Three Months ended March 31, 1998.

         The Company's total revenues increased $395,000 or 47% from $836,000 in first quarter of 1998 to $1,231,000 in the first quarter of 1999. During in the first quarter of 1999, Chelsea and Populuxe, two of the Company's new production companies, provided $1,144,000 of this revenue while the remaining revenues were related to the broadcasting entities the Company held until mid-January 1999. Populuxe is a start-up company which is building a new base of talent and directors with which to produce revenues. Management believes that revenues will increase over time as this base becomes fully developed. The Company began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base to increase revenues.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 84% at the production companies during the first quarter of 1999. Management believes the cost of production as a percentage of revenues will decrease as the production companies retain more directors and these directors become more established.

         Selling expenses at Populuxe and Chelsea consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. These expenses were $37,000 during the first quarter of 1999.

         General and administrative expenses at the Populuxe and Chelsea consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. These expenses were $263,000 during the first quarter of 1999.

         Expenses related to the Company's broadcasting entities held until mid-January 1999 were $180,000. These expenses decreased $1,105,000 from $1,285,000 in the first quarter of 1998. These expenses decreased as the radio stations were sold and the network discontinued producing programming.

         Corporate charges were $540,000 in the first quarter of 1999 compared to $1,208,000 in the first quarter of 1998, representing a decrease of 55%. This decrease is attributable in part to a decrease of $76,000 in legal, accounting, and outside service fees which were elevated in the first quarter if 1998 due to the activity related to the sale of the radio stations. Additionally, there was a decrease in litigation expenses of $619,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time.

         Depreciation and amortization decreased $444,000 in the first quarter of 1999 compared to the first quarter of 1998. The decrease in depreciation and amortization is a result of the Company's sale of its radio stations.

         A net gain of $16,546,000 was realized in the first quarter of 1999 from the sale of three of the Company's radio stations to Radio Unica.

         Net interest expense for the first quarter of 1999 was $503,000, a decrease of $500,000 compared to the same period in 1998, as a result of the payoff of the Foothill debt and all but $981,000 of the Company's other debt in January 1999. Interest expense was offset primarily by the $375,000 interest earned from the $15.0 million note receivable due from CRN in April 2000.

         A tax provision of $3,100,000 was recorded in the first quarter of 1999. This represents approximately $700,000 of federal income tax and $2,400,000 of state taxes estimated to be due as a result of the sale of the radio stations.

         Net income of $11,451,000 was realized in the first quarter of 1999 compared to a net loss of $3,679,000 in the first quarter of 1998. This increase of $15,130,000 is due primarily to the sale of the radio stations and the reduction of operating losses.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $1,484,000 at March 31, 1999 compared to a deficit of $5,507,000 at December 31, 1998. This increase in working capital is due to the sale of three radio stations to Radio Unica and the payoff of related debt.

         In January 1999, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Dallas, KIDR(AM), Phoenix, and WJDM(AM), New York, to Radio Unica. The Company received gross proceeds of $29.25 million for the stations' assets which had a net book value of approximately $11.4 million at the time of the sale. The Company recognized approximately $1.5 million in transaction costs including bonuses paid to management, employees and Media Management, LLC, recorded a tax provision of $3.1 million, and paid off all but $981,000 of its remaining debt.

         Utilizing the proceeds from the Radio Unica transaction, the Company redeemed 606,061 shares of Series B Convertible Preferred Stock which were issued in June 1998. An aggregate of $2.45 million was used to redeem this stock at $4.04 per share.

         In January and February 1999, the Company advanced Harmony $2,375,000 in cash pursuant to unsecured note receivable agreements which are due on demand and bear an interest rate of 14% annually (see Note 2A). As of May 11, 1999, the Company had note receivable agreements with Harmony totaling $3.05 million. In April 1999, the Company purchased 225,000 shares of Harmony's common stock for $231,750. This purchase increased the Company's ownership in Harmony to 52.1% (see Note 2H and Note 3).

         In March 1999, the Company acquired all of the issued and outstanding common stock of Chelsea for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 liabilities net of assets. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance. Of the assumed liabilities, the Company placed $605,000 in an escrow account to be used to pay the directors working on jobs in production at the time of the transaction. To date, director fees of approximately $332,000 have been paid from that escrow account leaving a balance of approximately $273,000 in the account.

         In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 additional shares of its common stock. As of May 11, 1999, the Company has repurchased an aggregate of 72,600 shares of common stock at prices ranging from $1.63 to $1.88 per share (see Note 2G).

         The Company intends, either directly or through Harmony, to further expand its television commercial production business and holdings through acquisitions of commercial production companies in an effort to increase its commercial production director pool. The Company believes that it can substantially increase gross revenues, and ultimately profits, through the acquisition of private production companies. The Company intends to build on Harmony's expertise and established reputation for quality to consolidate additional commercial production companies, enabling the resulting entity to realize benefits from economies of scale, centralization of accounting, marketing and sales functions, and the ability to receive more competitive rates from support service providers.

         The Company believes it has adequate capital to initiate this new acquisition strategy and business plan over the course of the next 12 months. The Company believes that a number of potential acquisitions similar in nature to its most recent acquisition exist. However, should a potential acquisition be greater than the Company's current cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan until such time it is able to collect on its $15.0 million note receivable due from CRN in April 2000. If for any reason there is a delay in collecting on the CRN note, the Company may be forced to slow the pace of or discontinue its future acquisitions or other projects. In the interim, the Company has begun to execute the initial phase of its business plan to acquire production companies through the acquisition of Chelsea in March 1999. There can be no assurance that the Company will consummate any additional acquisition or that any acquisition, if consummated, will ultimately be advantageous or profitable for the Company.

         Consolidated cash was $5,709,000 at March 31, 1999 and $254,000 at December 31, 1998, a increase of $5,455,000.

         Cash used in operating activities during the three months ended March 31, 1999 was $3,591,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at March 31, 1999 increased $49,000 from December 31, 1998, other receivables at March 31, 1999 increased $265,000, and prepaid expenses at March 31, 1999 increased $194,000 from December 31, 1998. Accounts payable At March 31, 1999 decreased $1,935,000 from December 31, 1998, accrued interest at March 31, 1999 decreased $8,000, and other accrued expenses at March 31, 1999 increased $2,382,000 from December 31, 1998.

         During the three months ended March 31, 1999, net cash obtained through investing activities was $11,520,000 and was provided primarily by the sale of the radio stations to Radio Unica net of proceed utilized for the direct payment of outstanding debt. As of March 31, 1999, advances made to Harmony under note receivable agreements were $2,440,000. Proceeds from the sale of radio stations totaled $14,034,000, net of advance payments received prior to December 31, 1998.

         Cash used in financing activities amounted to $2,473,000 during the three months ended March 31, 1999. This represents the redemption of the convertible preferred stock for $2,450,000 and the cash used to repay debt.

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

State of Readiness

         To operate its business, the Company relies on certain information technology ("IT") and non-technology systems, including its payroll, accounts payable, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by outside vendors. The Company has hired an outside IT consultant to assess the readiness of its hardware and software. This assessment has been completed and it is anticipated that remediation needed to bring our systems into compliance, including the replacement of the Company's voicemail system, will be completed by July 31, 1999.

         The Company also relies upon certain suppliers and service providers, over which it can assert little control. The Company is in the process of contacting critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. This effort is expected to be completed by July 31, 1999.

COSTS TO ADDRESS YEAR 2000 ISSUES

         The Company anticipates that it may incur up to approximately $40,000 in costs to bring the internal telecommunications system into Year 2000 compliance. Based on the results of the Company's assessment, the Company believes that any future expenses that may be incurred, will not have a material adverse effect on the Company's business, operating results or financial condition.

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


Seasonality and Inflation

         In the past, the Company's revenues generally followed retail sales trends, with the fall season, September through December, reflecting the highest revenues for the year, due primarily to back-to-school and holiday season retail advertising, and the first quarter reflecting the lowest revenues for the year. Presently, the Company has not determined the impact of seasonality on its future revenues. The Company does not believe inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         In September 1998, the Company went to trial against ABC Radio Networks, Inc. ("ABC Radio") and The Walt Disney Company ("Disney") (collectively, "ABC/Disney"). On September 30, 1998, the jury entered a verdict in favor of the Company and awarded the Company $20 million in damages for breach of contract by ABC Radio, $10 million for misappropriation of a trade secret by ABC Radio and $10 million for misappropriation of a trade secret by Disney. On January 15, 1999, although the United States District Court for the District of Minnesota upheld the jury's findings as to liability, it set aside the jury's verdict on causation and damages. The Company filed a Notice of Appeal on February 12, 1999 and the Company intends to pursue its appeal of the judgment.

Item 2.  Changes in Securities.

         a.       Not applicable.

         b.       Not applicable.

         c. On March 4 1999, the Company issued 125,000 shares of the Company's Common Stock to Steve Wax, the former sole shareholder of Chelsea. This issuance was in connection with the Company's acquisition of Chelsea, in which the Company acquired all of the issued and outstanding common stock of Chelsea for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 liabilities net of assets. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance.

                  The above issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchaser of the securities described above acquired it for his own account and not with a view to any distribution thereof to the public. At its issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and the certificate representing such securities contained a restrictive legend, stating that the securities were not to be offered, sold, or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipient of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Securities and Exchange Commission. No underwriting commissions or discounts were paid with respect to the issuances of the securities described above.

         d.       Not applicable.


Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.


         a.       Exhibits

                  27  Financial Data Schedule

         b.       Current Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K (File No. 0-21534) with the Securities and Exchange Commission during the quarter for which this report is filed:

                  1. The Company's Current Report on Form 8-K filed on January 28, 1999, relating to the judgment entered in the Company's case against ABC Radio Network, Inc. and The Walt Disney Company.

                  2. The Company's Current Report on Form 8-K filed on February 4, 1999, relating to the Company's sale of the last of its three radio stations to Radio Unica Corp. for $29.25 million.

                  3. The Company's Current Report on Form 8-K filed on March 8, 1999, relating to the Company's acquisition of Chelsea Pictures, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 17, 1999.

                                         CHILDREN'S BROADCASTING CORP.


                                         BY:   /s/ James G. Gilbertson
                                               ---------------------------------
                                               James G. Gilbertson
                                         ITS:  Chief Operation Officer and
                                               Chief Financial Officer


EXHIBIT INDEX

27       Financial Data Schedule