Form 10QSB/A
period 1999-03-31
CHILDRENS BROADCASTING CORP
filed 1999-07-30
CIK 882160

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



SIGNATURES

EXHIBIT INDEX

Children's Broadcasting Corporation
Consolidated Balance Sheets
(Unaudited)

                                                                March 31,       December 31,
                                                                  1999              1998
                                                              ------------      ------------
              ASSETS
Current assets:
      Cash and cash equivalents                               $  5,708,953      $    253,905
      Accounts receivable                                          894,455            39,000
          Allowance for doubtful accounts                          (38,833)          (39,000)
      Unbilled accounts receivable                                 516,491                --
      Accounts receivable - affiliates                             349,473           280,438
      Radio station assets available for sale                           --        11,391,402
      Other accounts receivable                                    273,724           331,527
      Prepaid expenses                                             486,526           279,816
                                                              ------------      ------------
              Total current assets                               8,190,789        12,537,088

Note receivable                                                 15,000,000        15,000,000
Investment in & notes receivable from Harmony                    6,742,674         5,421,322
Property and equipment, net                                        167,511           120,385
Goodwill, net                                                    1,135,441                --
Deferred debt issue costs                                               --           742,737
                                                              ------------      ------------
              Total assets                                    $ 31,236,415      $ 33,821,532
                                                              ============      ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $    589,296      $  2,205,212
      Accounts payable - affiliates                                 44,831           363,727
      Accrued interest                                               5,429           143,505
      Accrued income taxes                                       3,297,750           328,000
      Deferred revenue                                                  --         2,675,556
      Other accrued expenses                                     2,609,948         1,227,637
      Line of credit                                                    --           434,974
      Long-term debt - current portion                             159,187        10,665,792
                                                              ------------      ------------
              Total current liabilities                          6,706,440        18,044,403

Long-term debt , less current maturities                           821,505           848,111
                                                              ------------      ------------
              Total liabilities                                  7,527,945        18,892,514
                                                              ------------      ------------

Commitments and Contingencies                                           --                --

Redeemable convertible preferred stock                                  --         2,448,486

Shareholders' equity
      Common stock                                                 131,444           129,015
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,386,701
          1999 and 6,261,701 - 1998
          Issued and outstanding shares - nonvoting:
          189,041 - 1999 and 1998
      Additional paid-in capital                                46,008,134        45,773,584
      Accumulated deficit                                      (22,326,109)      (33,292,504)
      Stock subscriptions receivable                              (105,000)         (129,563)
                                                              ------------      ------------
              Total Shareholders' Equity                        23,708,470        12,480,532
                                                              ------------      ------------

      Total Liabilities & Shareholders' Equity                $ 31,236,415      $ 33,821,532
                                                              ============      ============

Children's Broadcasting Corporation
Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
Revenues:
       Production contract revenues               $  1,144,300      $         --
       Broadcast related revenues                       86,902           835,995
                                                  ------------      ------------
                   Total revenues                    1,231,202           835,995
       Cost of Production                              965,464                --
                                                  ------------      ------------
                   Gross profit                   $    265,738      $    835,995

Operating expenses:
       Production divisions
                   Selling                              36,943                --
                   General and administrative          263,081                --
       Broadcast related expenses                      180,315         1,284,981
                                                  ------------      ------------
Income (loss) from operations, before
       corporate depreciation and amortization        (214,601)         (448,986)

Corporate                                              540,095         1,207,726
Depreciation and amortization                          102,825           546,891
                                                  ------------      ------------
Income (loss) from operations                         (857,521)       (2,203,603)

Gain on sale of radio station assets                16,545,507                --
Equity loss in Harmony                              (1,118,785)         (472,841)
Interest expense net of interest income               (502,806)       (1,002,405)
                                                  ------------      ------------

Net income (loss) before income taxes               14,066,395        (3,678,849)

Income tax provision                                (3,100,000)               --
                                                  ------------      ------------

Net income (loss)                                 $ 10,966,395      $ (3,678,849)
                                                  ============      ============

Basic net income (loss) per share                 $       1.69      $      (0.55)
                                                  ============      ============

Weighted average number of shares outstanding        6,492,000         6,656,000
                                                  ============      ============

Children's Broadcasting Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              ------------      ------------
Operating activities:
Net income (loss)                                                             $ 10,966,395      $ (3,678,849)
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
           Provision for doubtful accounts                                            (167)         (126,309)
           Depreciation & amortization                                             102,825           546,891
           Gain on sale of radio stations                                      (16,545,507)               --
           Net barter activity                                                          --            16,708
           Amortization and write-off of deferred debt issue costs                 742,737           176,934
           Equity loss in Harmony                                                1,118,785           472,841
           Non-cash interest payment related to sale of stations                    92,008                --
           Issuance of common stock for payment of interest                             --            27,710
           Decrease (increase) in:
                 Accounts receivable                                               (48,862)          822,534
                 Other receivables                                                (264,592)           19,013
                 Prepaid expenses                                                 (193,780)           46,449
           Increase (decrease) in:
                 Accounts payable                                               (1,934,812)          360,624
                 Accrued interest                                                   (8,362)           62,546
                 Other accrued expenses                                          2,381,884            65,714
                                                                              ------------      ------------
                      Net cash used in operating activities                     (3,591,448)       (1,187,194)
                                                                              ------------      ------------

Investing activities:
      Sale/purchase of property & equipment                                        (74,564)          (26,705)
      Investment in & notes receivable from Harmony                             (2,440,137)               --
      Sale/purchase of intangible assets                                                --          (122,906)
      Proceeds from sale of radio stations                                      14,034,415                --
                                                                              ------------      ------------
                      Net cash provided by (used in) investing activities       11,519,714          (149,611)
                                                                              ------------      ------------

Financing activities:
      Payment of debt                                                              (33,211)          (60,195)
      Proceeds from debt financings                                                     --         1,511,000
      Redemption of convertible preferred stock                                 (2,450,002)               --
      Repurchase of common stock                                                   (11,505)               --
      Proceeds from issuance of common stock                                            --             5,000
      Proceeds from stock subscriptions receivable                                  21,500                --
                                                                              ------------      ------------
                      Net cash provided by financing activities                 (2,473,218)        1,455,805
                                                                              ------------      ------------

Increase (decrease) in cash and cash equivalents                                 5,455,048           119,000
Cash and cash equivalents at beginning of period                                   253,905           545,258
                                                                              ------------      ------------

Cash and cash equivalents at end of period                                    $  5,708,953      $    664,258
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

Note 3   Investment in Harmony

With the purchase of 225,000 shares of Harmony's common stock (see Note 2H), the Company holds a majority interest in Harmony through the ownership of 3,907,962 shares of Harmony's common stock. As of May 11, 1999, the Company's investment represented 52.1% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1998. Harmony's operations are summarized as follows for the quarter and nine months ended March 31, 1999:

                                   *Three Months     Nine Months
                                    Ended 3/31/99     Ended 3/31/99
                                   --------------    --------------

         Contract revenues          $16,256,776        $47,641,060
         Cost of production          13,575,140         40,403,894
                                    -----------        -----------

         Gross profit                 2,681,636          7,237,166
         Operating expenses           2,995,432          9,170,007
         Restructuring cost &
            impairment of assets                         3,532,495

         Loss from
            operations                 (313,796)        (5,465,336)
         Interest expense               (79,089)          (266,374)
                                    ------------       -----------

         Loss before
            income taxes               (392,885)        (5,731,710)
         Income taxes                        --              9,601
                                    -----------        -----------

         Net loss                   $  (392,885)       $(5,741,311)
                                    -----------        -----------

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

         For the period ended March 31, 1999, the equity loss in Harmony totaled $1,119,000. This amount includes amortization of $206,000, the Company's prorata share of Harmony's losses of $448,000, and losses of $465,000 attributed to the minority ownership interest, which are in excess of the minority ownership's prorata share of Harmony's equity capital. In the event that Harmony reports net income in the future, the Company will recognize income in excess of its prorata share until such time as the cumulative amount of losses recognized that are attributed to the minority ownership are fully offset.

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

         Net income of $10,966,000 was realized in the first quarter of 1999 compared to a net loss of $3,679,000 in the first quarter of 1998. This increase of $14,645,000 is due primarily to the sale of the radio stations and the reduction of operating losses.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on June 30, 1999.

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