Form 10QSB
period 1999-06-30
CHILDRENS BROADCASTING CORP
filed 1999-08-13
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  (Mark One)
  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
  For Quarterly period ended June 30, 1999 or

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

  Yes ___X___   No

      As of August 10, 1999, there were outstanding 6,249,442 shares of common stock, $.02 par value, of the registrant.

INDEX

CHILDREN'S BROADCASTING CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets  -- June 30, 1999 and December 31, 1998.

            Consolidated Statements of Operations -- Three and six months ended June 30, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Six months ended June 30, 1999 and 1998.

            Notes to Consolidated Financial Statements  -- June 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX

CHILDREN'S BROADCASTING CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               JUNE 30,       DECEMBER 31,
                                                                 1999             1998
                                                             ------------     ------------
              ASSETS

Current assets:
      Cash and cash equivalents                              $  6,421,862     $    253,905
      Accounts receivable                                       7,820,492           39,000
          Allowance for doubtful accounts                        (148,039)         (39,000)
      Unbilled accounts receivable                              1,421,035               --
      Accounts receivable - affiliates                            439,483          280,438
      Radio station assets available for sale                          --       11,391,402
      Other accounts receivable                                   976,637          331,527
      Prepaid expenses                                          1,105,294          279,816
      Note receivable                                          15,000,000               --
                                                             ------------     ------------
              Total current assets                             33,036,764       12,537,088

Note receivable                                                        --       15,000,000
Investment in & notes receivable from Harmony                          --        5,421,322
Property and equipment, net                                     2,736,072          120,385
Goodwill, net                                                   6,939,847               --
Deferred debt issue costs                                              --          742,737
Other Assets                                                    1,253,484               --
                                                             ------------     ------------
              Total assets                                   $ 43,966,167     $ 33,821,532
                                                             ============     ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $  3,588,411     $  2,205,212
      Accounts payable - affiliates                                                363,727
      Accrued interest                                              6,636          143,505
      Accrued income taxes                                      3,297,750          328,000
      Deferred revenue                                          4,813,178        2,675,556
      Other accrued expenses                                    4,028,237        1,227,637
      Line of credit                                            2,837,438          434,974
      Long-term debt - current portion                            433,858       10,665,792
                                                             ------------     ------------
              Total current liabilities                        19,005,508       18,044,403

Long-term debt , less current maturities                          792,151          848,111
                                                             ------------     ------------
              Total liabilities                                19,797,659       18,892,514
                                                             ------------     ------------

Commitments and Contingencies                                          --               --

Redeemable convertible preferred stock                                 --        2,448,486
Minority interest                                               2,700,000               --

Shareholders' equity
      Common stock                                                128,222          129,015
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,124,001
          1999 and 6,261,701 - 1998
          Issued and outstanding shares - nonvoting:
          189,041 - 1999 and 1998
      Additional paid-in capital                               45,762,716       45,773,584
      Accumulated deficit                                     (24,317,430)     (33,292,504)
      Stock subscriptions receivable                             (105,000)        (129,563)
                                                             ------------     ------------
              Total Shareholders' Equity                       21,468,508       12,480,532
                                                             ------------     ------------

      Total Liabilities & Shareholders' Equity               $ 43,966,167     $ 33,821,532
                                                             ============     ============

CHILDREN'S BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  -----------------------------     -----------------------------
                                                      1999             1998             1999             1998
                                                  -----------------------------     -----------------------------
Revenues:
      Production contract revenues                $ 23,457,601     $         --     $ 24,601,901     $         --
      Broadcast related revenues                        10,418          603,411           97,320        1,439,406
                                                  -----------------------------     -----------------------------
           Total revenues                           23,468,019          603,411       24,699,221        1,439,406
      Cost of Production                            19,557,110               --       20,522,574               --
                                                  -----------------------------     -----------------------------
           Gross profit                           $  3,910,909     $    603,411     $  4,176,647     $  1,439,406

Operating expenses:
      Production divisions
           Selling                                     908,017               --          944,960               --
           General and administrative                2,115,366               --        2,378,447               --
      Broadcast related expenses                        13,004        1,056,722          193,319        2,341,703
                                                  -----------------------------     -----------------------------
Income (loss) from operations before
      corporate, depreciation and amortization         874,522         (453,311)         659,921         (902,297)

Stock option compensation                            1,958,250                         1,958,250
Corporate                                              880,560        1,319,842        1,420,655        2,527,568
Depreciation and amortization                          408,197          546,730          511,022        1,093,621
                                                  -----------------------------     -----------------------------
Income (loss) from operations                       (2,372,485)      (2,319,883)      (3,230,006)      (4,523,486)

Gain/loss on sale of radio station assets               (7,551)              --       16,537,956               --
Equity loss in Harmony                                      --         (453,956)      (1,118,785)        (926,797)
Interest expense net of interest income                388,715       (1,144,579)        (114,091)      (2,146,984)
                                                  -----------------------------     -----------------------------

Net income (loss) before income taxes               (1,991,321)      (3,918,418)      12,075,074       (7,597,267)

Income tax provision                                        --               --       (3,100,000)              --
                                                  -----------------------------     -----------------------------

Net income (loss)                                 $ (1,991,321)    $ (3,918,418)    $  8,975,074     $ (7,597,267)
                                                  =============================     =============================

Basic net income (loss) per share                 $      (0.31)    $      (0.59)    $       1.38     $      (1.14)
                                                  =============================     =============================

Weighted average number of shares outstanding        6,490,000        6,688,000        6,491,000        6,673,000
                                                  =============================     =============================

CHILDREN'S BROADCASTING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -----------------------------
                                                                                1999             1998
                                                                            ------------     ------------
Operating activities:
Net income (loss)                                                           $  8,975,074     $ (7,597,267)
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Provision for doubtful accounts                                        109,039         (237,399)
          Depreciation & amortization                                            511,022        1,093,621
          Gain on sale of radio stations                                     (16,537,956)              --
          Net barter activity                                                         --           (8,632)
          Stock option compensation                                            1,958,250               --
          Amortization and write-off of deferred debt issue costs                742,737          363,335
          Equity loss in Harmony                                               1,118,785          926,797
          Non-cash interest payment related to sale of stations                   92,008               --
          Issuance of common stock for payment of interest                            --           79,788
          Decrease (increase) in:
                Accounts receivable                                           (1,242,197)       1,215,996
                Other receivables                                               (311,612)           6,430
                Prepaid expenses                                                (246,169)        (213,692)
          Increase (decrease) in:
                Accounts payable                                              (3,319,958)        (116,897)
                Accrued interest                                                  (7,155)          69,573
                Deferred income                                                3,370,393               --
                Other accrued expenses                                         2,215,550        3,232,835
                                                                            ------------     ------------
                     Net cash used in operating activities                    (2,572,189)      (1,185,512)
                                                                            ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                     (860,795)         (52,148)
      Investment in & notes receivable from Harmony                           (2,299,709)      (1,125,000)
      Cash acquired related to Harmony consolidation                           2,084,052               --
      Other capital expendiures                                               (1,636,182)        (156,075)
      Proceeds from sale of radio stations                                    14,034,415               --
                                                                            ------------     ------------
                     Net cash provided by (used in) investing activities      11,321,781       (1,333,223)
                                                                            ------------     ------------

Financing activities:
      Payment of debt                                                           (538,291)        (981,485)
      Proceeds from debt financings                                              645,303        2,817,447
      Redemption of convertible preferred stock                               (2,450,002)              --
      Repurchase of common stock                                                (260,145)              --
      Proceeds from issuance of common stock                                          --            5,000
      Proceeds from issuance of convertible preferred stock                       21,500        1,864,250
                                                                            ------------     ------------
                     Net cash provided by (used in) financing activities      (2,581,635)       3,705,212
                                                                            ------------     ------------

Increase (decrease) in cash and cash equivalents                               6,167,957        1,186,477
Cash and cash equivalents at beginning of period                                 253,905          545,258
                                                                            ------------     ------------

Cash and cash equivalents at end of period                                  $  6,421,862     $  1,731,735
                                                                            ============     ============

Children's Broadcasting Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 1999

Note 1         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

Additionally, in April 1999, the Company acquired additional shares of Harmony Holdings, Inc. ("Harmony") (see Note 3). This additional ownership allows the Company to consolidate Harmony, for financial statement purposes, as of April 1, 1999 rather than accounting for the investment under the equity method as it has for all previous periods presented.

Note 2         Significant Transactions during 1999

The following significant transactions occurred during 1999 and are considered non-recurring:

A. In January and February 1999, the Company advanced Harmony $2,375,000 in cash pursuant to unsecured note receivable agreements which bore interest at 10% and are due on demand. Additionally, in February 1999, all notes with Harmony were amended to provide for interest at 14%. It is management's belief that 14% reflects the interest rate that would be charged to Harmony by other junior and unsecured lenders. In June and August 1999, Harmony paid the Company an aggregate of $750,000 representing approximately $533,000 of principal and $217,000 of related interest. Notes outstanding with Harmony aggregated approximately $2.52 million as of August 10, 1999. These notes and related interest are eliminated for all consolidated periods presented.

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

D. In January 1999, the Company entered into an agreement regarding the production of a picture titled "True Rights" based on a screenplay written by Meg Thayer. In exchange for providing certain financing of the production, the Company received a 33.33% equity interest in the screenplay, production of "True Rights" and any other material relating thereto. Also, the Company shall receive 30.0% of the net proceeds from the distribution and exploitation of "True Rights" in all media and all sources worldwide after the Company receives, on a parri passu basis with other investors, the sum equal to 125% of its respective contribution to the production of "True Rights". The Company's financing obligation totaled $126,000 and was paid in full during the filming of the project.

E. In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc. ("Buffalo Rome"). Buffalo Rome will seek out independent film opportunities.

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

      The unaudited pro forma results of operations which follow, assume that the acquisition of Chelsea had occurred at January 1, 1998. In addition to combining the historical results operations of the Company and the acquired business, the pro forma calculations include adjustments for the estimated effect on the historical results of operations for depreciation, interest and issuances of common stock related to the business acquisition.

                                 Three Months Ended                 Six Months Ended
                                 ------------------                 ----------------
                              6/30/99           6/30/98         6/30/99          6/30/98
                              -------           -------         -------          -------
Revenues                   $ 23,468,019     $  3,854,984     $ 26,307,221     $  7,942,552

Gross profit                  3,910,909          956,610        4,342,921        2,145,805

Loss from operations         (2,372,485)      (2,318,584)      (3,453,068)      (4,520,889)

Net income/(loss)            (1,991,321)      (3,910,717)       8,838,759       (7,581,865)
Net income per share              (0.31)           (0.57)            1.36            (1.12)

Weighted average number       6,490,000        6,813,000        6,491,000        6,798,000
  of shares outstanding

      The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998 or of future results of operations of the consolidated entities.

G. In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the then outstanding common stock, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares will be canceled and returned to the Company's authorized capital stock. As of August 10, 1999 the Company had repurchased an aggregate of 326,300 shares at a prices ranging from $1.63 to $2.00 per share.

H. In April, May and June 1999, the Company purchased an aggregate of 456,600 shares of Harmony's common stock at a prices ranging from $.94 to $1.03 per share. These purchases increased the Company's ownership in Harmony to approximately 55.2%. For reporting purposes, the Company has prepared consolidated financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary.

I. Effective as of August 1, 1999, the Company purchased the Option and Share Transfer Agreement ("Option Agreement") entered into by Harmony and the four principal executives (collectively, "Curious Management") of Curious Pictures Corporation ("Curious Pictures") dated December 15, 1996. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's rights to purchase the 50% equity interest had fully vested and were exercisable for consideration totaling $50. The Company also acquired a 1% equity interest owned by Curious Management that was conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by the Company for the aforementioned acquisitions aggregated $3,000,000, consisting of $1,500,000 in cash and a

      $1,500,000 note receivable bearing an interest rate of 8%, due May 31, 2000. Additionally, the Company granted Curious Management warrants to purchase 300,000 shares of the Company's common stock for approximately $1.92 per share.

      Subsequently, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. As a result, the Company owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

      In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Management exercise all of the new options over the five-year term of their employment agreements, the Company will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and Harmony will own the remaining 29%.

      The Company, Harmony, and Curious Management also entered into a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to the Company, the shares of Curious Pictures that they earn from Harmony (the put right), and the Company obtained the right to purchase such shares from Curious Management (the call right). The price to be paid by the Company to Curious Management under the put and call rights is $96,774 per share.

Note 3         Investment in Harmony

      With the purchase of 456,600 shares of Harmony's common stock (see Note
      2H), the Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. As of August 4, 1999, the Company's investment represented 55.2% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1999. Harmony's operations are summarized as follows for the quarter and nine months ended March 31, 1999:

                              Three Months       *Nine Months
                             Ended 3/31/99      Ended 3/31/99
                             -------------      -------------

Contract revenues            $ 16,256,776       $ 47,641,060
Cost of production             13,575,140         40,403,894
                             ------------       ------------

Gross profit                    2,681,636          7,237,166
Production expenses             2,306,214          7,161,302
                             ------------       ------------

Income from productions           375,422             75,864
Corporate, depreciation
   & amortization                 689,218          2,008,705
Restructuring cost &
   impairment of assets                            3,532,495

Loss from
   operations                    (313,796)        (5,465,336)
Interest expense                  (79,089)          (266,374)
                             ------------       ------------

Loss before
   income taxes                  (392,885)        (5,731,710)
Income taxes                           --              9,601
                             ------------       ------------

Net loss                     $   (392,885)      $ (5,741,311)
                             ------------       ------------

* Harmony shut down its Harmony Pictures division during the quarter ended December 31, 1998, resulting in a one-time restructuring cost of $3,532,495.

      Harmony's results from operations are consolidated in the quarter ended June 30, 1999 (see Note 2H). Previous periods are accounted for under the equity method.

Note 4         Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.


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

      Since July 1997, the Company has utilized its resources to increase its ownership interest in Harmony to 55.2%. Harmony produces television commercials, music videos and related media. In July 1998 and February 1999, the Company incorporated two new subsidiaries; Populuxe Pictures, Inc. ("Populuxe"), and Buffalo Rome. Populuxe is based in New York and currently is comprised of two directors along with an executive staff. Populuxe produces television commercials and related media. Buffalo Rome will seek out independent film opportunities. In January 1999, the Company acquired a 33.3% equity interest in the screenplay, production of, and any other material relating to the film "True Rights"(see Note 2D). In March 1999, the Company acquired the stock of Chelsea, which is based in New York and engages in the production of television commercials, independent films and related media (see Note 2F). In August 1999, the Company purchased 51% of the stock of Curious Pictures. Curious Pictures is a commercial production company and producer of broadcast television programming, with studios in New York and San Francisco (see Note 2I).

      In June 1999, the Company began doing business as iNTELEFILM(sm) and changed its Nasdaq symbol to "FILM". The Company implemented these changes as part of its repositioning of its new business plan.

Results of Operations:

      Three and Six Months ended June 30, 1999 compared to Three and Six Months ended June 30, 1998.

      During the quarter ended June 30, 1999, the Company's ownership in Harmony increased to 55.2%. As a result of this majority interest in Harmony, the Company is required to prepare consolidated financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary. Harmony's results from operations are consolidated in the quarter ended June 30, 1999 (see Note 2H). Previous periods are accounted for under the equity method.

      The Company's total revenues increased $22,865,000 from $603,000 in the second quarter of 1998 to $23,468,000 in the second quarter of 1999. During in the first half of 1999, revenues increased $23,260,000 over the same period in 1998. Of this increase, $19,041,000 was produced by Harmony. Chelsea and

Populuxe, two of the Company's new production companies, provided $4,416,000 of revenue during the second quarter of 1999 and a total of $5,561,000 of revenues during the first half of 1999, while the remaining revenues were related to the broadcasting entities the Company held until mid-January 1999. Populuxe is a start-up company which is building a new base of talent and directors with which to produce revenues. Management believes that revenues will increase over time as this base becomes fully developed. The Company began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base to increase revenues.

      Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 83% during the second quarter and first half of 1999. Management believes the cost of production as a percentage of revenues will decrease as the production companies retain more directors and these directors become more established.

      Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Harmony's selling expenses were $822,000 while selling expenses at Chelsea and Populuxe were $86,000 and $123,000 for the three and six months ended June 30, 1999 respectively.

      General and administrative expenses at the production companies consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Harmony's general and administrative expenses were $1,658,000 while these expenses were $457,000 and $720,000 for the three and six months ended June 30, 1999 respectively.

      Expenses related to the Company's broadcasting entities held until mid-January 1999 were $13,000 and $193,000 for the three and six months ended June 30, 1999 respectively. These expenses decreased $1,044,000 during the second quarter of 1999 compared to the second quarter of 1998 while they decreased 2,148,000 during the first half of 1999 compared to the first half of 1998. These expenses decreased as the radio stations were sold and the network discontinued producing programming.

      Stock option compensation was $1,958,000 for the three and six months ended June 30, 1999. $50,000 of this expense is related to options granted to the Company's directors, while the remaining $1,908,000 is Harmony's stock option compensation expense relative to the value of the Option Agreement which the Company purchased from Curious Management effective August 1, 1999 (see Note
2I).

      Corporate charges were decreased $439,000 during the second quarter of 1999 from $1,320,000 in the second quarter of 1998 to $881,000. During the first half of 1999, these expenses decreased $1,107,000 as compared to the same period in 1998. This decrease is attributable in part to a decrease in legal, accounting, and outside service fees which were elevated in 1998 due to the activity related to the sale of the radio stations. Additionally, during the first half of 1999, there was a decrease in litigation expenses of $1,362,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time. Corporate charges of $336,000 during the first half of 1999 are attributable to Harmony.

      Depreciation and amortization decreased $139,000 in the second quarter of 1999 compared to the second quarter of 1998, and decreased $583,000 in the first half of 1999 compared to the first half of 1998. Depreciation and amortization related to Harmony is $150,000. The decrease in depreciation and amortization is a result of the Company's sale of its radio stations. The Company reported $225,000 of amortization expense in the second quarter of 1999 related to the excess of the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

      A net gain of $16,538,000 was realized in the first half of 1999 from the sale of three of the Company's radio stations to Radio Unica.

      Net interest expense for the first half of 1999 was $878,000, a decrease of $1,292,000 compared to the same period in 1998, as a result of the payoff of the Foothill debt and all but $981,000 of the Company's other debt in January 1999. Interest expense was offset primarily by the $750,000 interest earned from the $15.0 million note receivable due from CRN in April 2000 and the interest due from Harmony related to their notes due the Company.

      A tax provision of $3,100,000 was recorded in the first quarter of 1999. This represents approximately $700,000 of federal income tax and $2,400,000 of state taxes estimated to be due as a result of the sale of the radio stations.

      Net loss of $1,991,000 was realized in the second quarter of 1999 compared to a net loss of $3,918,000 in the second quarter of 1998. The loss in the second quarter of 1999 was due primarily to the $1,908,000 stock option compensation expense recognized at the Curious Pictures production company of Harmony, due to the revaluation of the Option Agreement referred to in Note 2I. Net income of $8,975,000 was realized during the first half of 1999 compared to a net loss of $7,597,000 in the first half of 1998. This increase of $16,572,000 is due primarily to the sale of the radio stations and the reduction of those stations' operating losses.

Liquidity and Capital Resources

      The Company's liquidity, as measured by its working capital, was $14,031,000 at June 30, 1999 compared to a deficit of $5,507,000 at December 31, 1998. This increase in working capital is due to the sale of three radio stations to Radio Unica, the payoff of related debt, and the reclassification of the note receivable from CRN to a current asset.

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

      In January and February 1999, the Company advanced Harmony $2,375,000 in cash pursuant to unsecured note receivable agreements which are due on demand and bear an interest rate of 14%. In June and August 1999, Harmony repaid approximately $533,000 of principal as well as the related interest (see Note
2A). As of August 4, 1999, the Company had note receivable agreements with Harmony totaling approximately $2.52 million. These notes and the related interest are eliminated in the consolidation of Harmony with the Company for periods after April 1, 1999. In April, May and June 1999, the Company purchased an aggregate of 456,600 shares of Harmony's common stock. This purchase increased the Company's ownership in Harmony to 55.2% (see Note 2H and Note 3).

      In March 1999, the Company acquired all of the issued and outstanding common stock of Chelsea for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 liabilities net of assets. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance. Of the assumed liabilities, the Company placed $605,000 in an escrow account to be used to pay the directors working on jobs in production at the time of the transaction. As of August 10, 1999, director fees of approximately $353,000 have been paid from that escrow account.

      In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 additional shares of its common stock. As of August 4, 1999, the Company has repurchased an aggregate of 326,300 shares of common stock at prices ranging from $1.63 to $2.00 per share (see Note 2G).

      Effective August 1, 1999, the Company purchased 51% of Curious Pictures, a commercial production company, from Curious Management for $1.5 million in cash and $1.5 million pursuant to a promissory note bearing 8% interest, due May 31, 2000. Curious Pictures was a subsidiary of Harmony, which now owns 49% of Curious Pictures (see Note 2I).

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

      The Company believes it has adequate capital to continue this new acquisition strategy and business plan over the course of the next 12 months. The Company believes that a number of potential acquisitions similar in nature to its acquisition of Chelsea exist. However, should a potential acquisition be greater than the Company's current cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan until such time it is able to collect on its $15.0 million note receivable due from CRN in April 2000. If for any reason there is a delay in collecting on the CRN note, the Company may be forced to slow the pace of or discontinue its future acquisitions or other projects. In the interim, the Company has begun to execute the initial phase of its business plan to acquire production companies through the acquisition of Chelsea in March 1999, and the acquisition of 51% of Curious Pictures in August 1999. There can be no assurance that the Company will consummate any additional acquisition or that any acquisition, if consummated, will ultimately be advantageous or profitable for the Company.

      Consolidated cash was $6,422,000 at June 30, 1999 and $254,000 at December 31, 1998, an increase of $6,168,000.

      Cash used in operating activities during the six months ended June 30, 1999 was $2,572,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at June 30, 1999 increased $1,242,000 from December 31, 1998, other receivables at June 30, 1999 increased $312,000, and prepaid expenses at June 30, 1999 increased $246,000 from December 31, 1998. Accounts payable at June 30, 1999 decreased $3,319,958 from December 31, 1998, accrued interest at June 30, 1999 decreased $7,000, other accrued expenses at June 30, 1999 increased $2,216,000 from December 31, 1998, and deferred income increase $3,370,000 during the same period.

      During the six months ended June 30, 1999, net cash obtained through investing activities was $11,322,000 and was provided primarily by the sale of the radio stations to Radio Unica net of proceed utilized for the direct payment of outstanding debt. As of June 30, 1999, advances made to Harmony under note receivable agreements were $2,120,000. Proceeds from the sale of radio stations totaled $14,034,000, net of advance payments received prior to December 31, 1998.

Cash used in financing activities amounted to $2,582,000 during the six months ended June 30, 1999. This represents the redemption of the convertible preferred stock for $2,450,000 and the cash used to repay debt.

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

State of Readiness

      To operate its business, the Company relies on certain information technology ("IT") and non-technology systems, including its payroll, accounts payable, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by outside vendors. The Company has used an outside IT consultant to assess the readiness of its hardware and software. This assessment has been completed and it is anticipated that the remediation needed to bring the Company's systems into compliance will be completed by October 31, 1999. As part of this remediation process, the Company replaced its voice-mail system during the second quarter of 1999 at a cost of approximately $8,000.

      The Company also relies upon certain suppliers and service providers, over which it can assert little control. The Company has contacted critical suppliers and service providers to assess the readiness of such parties and to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. To date, ongoing communications with these parties have not brought to our attention any material non-compliant issues.

Costs to Address Year 2000 Issues

      The Company anticipates that it may incur up to approximately $32,000 in additional costs to bring its remaining systems into Year 2000 compliance. Based on the results of the Company's assessment, the Company believes that any future expenses that may be incurred will not have a material adverse effect on the Company's business, operating results or financial condition.

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

      Specific risks the Company may face with regard to Year 2000 issues may include the inability of the Company's suppliers and service providers to be Year 2000 ready which could result in delay and may affect the Company's business. The most likely worst case scenario for the Company is that it would be temporarily unable to produce television commercials due to disruptions in the functioning of its production equipment. The failure to produce television commercials would result in reduced revenues and cash flows for the Company during the period of disruption.

Contingency Plans

      The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that remediation efforts of its suppliers are not timely completed. Contingency plans for Year 2000 related interruptions are being finalized.

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

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

      The Company filed a lawsuit in the fall of 1996 against ABC Radio Networks, Inc. ("ABC Radio") and The Walt Disney Company ("Disney") (collectively, "ABC/Disney"). On September 30, 1998, the jury entered a verdict in favor of the Company and awarded the Company $20 million in damages for breach of contract by ABC Radio, $10 million for misappropriation of a trade secret by ABC Radio and $10 million for misappropriation of a trade secret by Disney. On January 15, 1999, although the United States District Court for the District of Minnesota upheld the jury's findings as to liability, it set aside the jury's verdict on causation and damages. The Company filed a Notice of Appeal on February 12, 1999 and the Company intends to pursue its appeal of the judgment. Certain personnel and financial resources will be used to this end.

Item 2.         Changes in Securities.

                (a)     Not applicable.

                (b)     Not applicable.

                (c)     Not applicable.

                (d)     Not applicable.


Item 3.         Defaults upon Senior Securities.

        Not applicable.

Item 4.         Submission of Matters to a Vote of Securities Holders.

                (a) The Company held its Annual Meeting of Shareholders on June 22, 1999.

                (b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14A under the Exchange Act there was no solicited in opposition to Management's nominees as listed in the Proxy Statement, and all of such nominees were elected.

                (c) The following matters were voted upon at the Annual Meeting of Shareholders:

                        (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified.

                                                       FOR            AGAINST
                                Christopher T. Dahl    5,565,421      351,622
                                Richard W. Perkins     5,573,236      343,807
                                Michael R. Wigley      5,573,436      343,607
                                William E. Cameron     5,572,736      344,307

                        (2) To consider and vote upon an amendment to the Company's 1994 Director Stock Option Plan, which would increase the number of shares reserved for issuance thereunder from 125,000 to 500,000;

                                FOR                                 2,531,101
                                AGAINST                               765,883
                                ABSTAIN                                 7,605
                                BROKER NON-VOTES                    2,612,454

                        (3) To ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                                FOR                                 5,817,288
                                AGAINST                                82,850
                                ABSTAIN                                16,905
                                BROKER NON-VOTES                            0

                (d)     Not applicable.

Item 5.         Other Information.

        Not applicable.

Item 6.         Exhibits and Reports on Form 8-K.


                (a)     Exhibits

                        See Exhibit Index.

                (b)     Current Reports on Form 8-K

                The Company filed the following Current Reports on Form 8-K (File No. 0-21534) with the SEC during the quarter for which this report is filed:

                        1. The Company's Current Report on Form 8-K filed on April 9, 1999, relating to the Company's announcement to repurchase up to 500,000 shares of its Common Stock.

                        2. The Company's Current Report on Form 8-K filed on April 19, 1999, relating to the Company's purchase of 225,000 shares of Harmony Holdings, Inc.'s Common Stock on the open market.

                        3. The Company's Current Report on Form 8-K filed on June 7, 1999, relating to the reorganization of the Company's Audit Committee.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 13, 1999.

                                        CHILDREN'S BROADCASTING CORP.


                                        BY:   /s/ James G. Gilbertson
                                              ----------------------------------
                                              James G. Gilbertson
                                        ITS:  Chief Operation Officer and Chief
                                              Financial Officer


EXHIBIT INDEX

27    Financial Data Schedule