Form 10QSB/A
period 1999-03-31
INTELEFILM CORP
filed 1999-10-08
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A2


 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For Quarterly period ended March 31, 1999 or
                                --------------    --------------

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from _________ to _________

 Commission File No. 0-21534
                     -------

                                Intelefilm Corporation
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Children's Broadcasting Corporation
                      -----------------------------------
                                 (former name)

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

INDEX

INTELEFILM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets-- March 31, 1999 and December 31, 1998.

         Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998.

         Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998.

         Notes to Consolidated Financial Statements  -- March 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Intelefilm Corporation
Consolidated Balance Sheets
(Unaudited)

                                                              March 31,      December 31,
                                                                1999             1998
                                                          Second Amendment
                                                          ----------------   ------------
             ASSETS

Current assets:
     Cash and cash equivalents                              $  5,708,953     $    253,905
     Accounts receivable                                         894,455           39,000
         Allowance for doubtful accounts                         (38,833)         (39,000)
     Unbilled accounts receivable                                516,491               --
     Accounts receivable - affiliates                            349,473          280,438
     Radio station assets available for sale                          --       11,391,402
     Other accounts receivable                                   273,724          331,527
     Prepaid expenses                                            486,526          279,816
                                                            ------------     ------------
             Total current assets                              8,190,789       12,537,088

Note receivable                                               15,000,000       15,000,000
Investment in & notes receivable from Harmony                  5,930,517        5,421,322
Property and equipment, net                                      167,511          120,385
Goodwill, net                                                  1,135,441               --
Deferred debt issue costs                                             --          742,737
                                                            ------------     ------------
             Total assets                                   $ 30,424,258     $ 33,821,532
                                                            ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    589,296     $  2,205,212
     Accounts payable - affiliates                                44,831          363,727
     Accrued interest                                              5,429          143,505
     Accrued income taxes                                      3,297,750          328,000
     Deferred revenue                                                 --        2,675,556
     Other accrued expenses                                    2,609,948        1,227,637
     Line of credit                                                   --          434,974
     Long-term debt - current portion                            159,187       10,665,792
                                                            ------------     ------------
             Total current liabilities                         6,706,441       18,044,403

Long-term debt , less current maturities                         821,505          848,111
                                                            ------------     ------------
             Total liabilities                                 7,527,946       18,892,514
                                                            ------------     ------------

Commitments and Contingencies                                         --               --

Redeemable convertible preferred stock                                --        2,448,486

Shareholders' equity
     Common stock                                                131,444          129,015
         Authorized shares - 50,000,000
         Issued & outstanding shares - voting: 6,386,701
         1999 and 6,261,701 - 1998
         Issued and outstanding shares - nonvoting:
         189,041 - 1999 and 1998
     Additional paid-in capital                               46,008,134       45,773,584
     Accumulated deficit                                     (23,138,266)     (33,292,504)
     Stock subscriptions receivable                             (105,000)        (129,563)
                                                            ------------     ------------
             Total Shareholders' Equity                       22,896,312       12,480,532
                                                            ------------     ------------

     Total Liabilities & Shareholders' Equity               $ 30,424,258     $ 33,821,532
                                                            ============     ============

Intelefilm Corporation
Consolidated Statements of Operations
(Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                       1999                     1998
                                                 Second Amendment
                                                 ----------------           ------------

Revenues:
     Production contract revenues                  $  1,144,300             $         --
     Broadcast related revenues                          86,902                  835,995
                                                   ------------             ------------
              Total revenues                          1,231,202                  835,995
     Cost of Production                                 965,464                       --
                                                   ------------             ------------
              Gross profit                         $    265,738             $    835,995

Operating expenses:
     Production divisions
              Selling                                    36,943                       --
              General and administrative                263,081                       --
     Broadcast related expenses                         180,315                1,284,981
                                                   ------------             ------------
Income (loss) from operations before corporate,
     depreciation and amortization                     (214,601)                (448,986)

Corporate                                               540,095                1,207,726
Depreciation and amortization                           102,825                  546,891
                                                   ------------             ------------
Income (loss) from operations                          (857,521)              (2,203,603)

Gain on sale of radio station assets                 16,545,507                       --
Equity loss in Harmony                               (1,930,942)                (472,841)
Interest expense net of interest income                (502,806)              (1,002,405)
                                                   ------------             ------------

Net income (loss) before income taxes                13,254,238               (3,678,849)

Income tax provision                                 (3,100,000)                      --
                                                   ------------             ------------

Net income (loss)                                  $ 10,154,238             $ (3,678,849)
                                                   ============             ============

Basic net income (loss) per share                  $       1.56             $      (0.55)
                                                   ============             ============

Weighted average number of shares outstanding         6,492,000                6,656,000
                                                   ============             ============

Intelefilm Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1999                1998
                                                                        Second Amendment
                                                                        ----------------      -------------

Operating activities:
Net income (loss)                                                          $ 10,154,238       $ (3,678,849)
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
          Provision for doubtful accounts                                          (167)          (126,309)
          Depreciation & amortization                                           102,825            546,891
          Gain on sale of radio stations                                    (16,545,507)                --
          Net barter activity                                                        --             16,708
          Amortization and write-off of deferred debt issue costs               742,737            176,934
          Equity loss in Harmony                                              1,930,942            472,841
          Non-cash interest payment related to sale of stations                  92,008                 --
          Issuance of common stock for payment of interest                           --             27,710
          Decrease (increase) in:
               Accounts receivable                                              (48,862)           822,534
               Other receivables                                               (264,592)            19,013
               Prepaid expenses                                                (193,780)            46,449
          Increase (decrease) in:
               Accounts payable                                              (1,934,812)           360,624
               Accrued interest                                                  (8,362)            62,546
               Other accrued expenses                                         2,381,884             65,714
                                                                           ------------       ------------
                    Net cash used in operating activities                    (3,591,448)        (1,187,194)
                                                                           ------------       ------------

Investing activities:
     Sale/purchase of property & equipment                                      (74,564)           (26,705)
     Investment in & notes receivable from Harmony                           (2,440,137)                --
     Sale/purchase of intangible assets                                              --           (122,906)
     Proceeds from sale of radio stations                                    14,034,415                 --
                                                                           ------------       ------------
                    Net cash provided by (used in) investing activities      11,519,714           (149,611)
                                                                           ------------       ------------

Financing activities:
     Payment of debt                                                            (33,211)           (60,195)
     Proceeds from debt financings                                                   --          1,511,000
     Redemption of convertible preferred stock                               (2,450,002)                --
     Repurchase of common stock                                                 (11,505)                --
     Proceeds from issuance of common stock                                          --              5,000
     Proceeds from stock subscriptions receivable                                21,500                 --
                                                                           ------------       ------------
                    Net cash provided by financing activities                (2,473,218)         1,455,805
                                                                           ------------       ------------

Increase (decrease) in cash and cash equivalents                              5,455,048            119,000
Cash and cash equivalents at beginning of period                                253,905            545,258
                                                                           ------------       ------------

Cash and cash equivalents at end of period                                 $  5,708,953       $    664,258
                                                                           ============       ============

Intelefilm Corporation
Notes to Consolidated Financial Statements (unaudited)
March 31, 1999

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

                                                    Three months ended
                                                    ------------------
                                               3/31/99              3/31/98
                                               -------              -------
         Revenues                             $2,752,300          $4,087,568

         Gross profit                            432,012           1,189,194

         Loss from operations                 (1,080,583)         (2,202,304)

         Net income                           11,314,614          (3,671,148)

         Net income per share                       1.71               (0.54)

         Weighted average number of
           shares outstanding                  6,617,000           6,781,000

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

Note 3            Investment in Harmony

         With the purchase of 225,000 shares of Harmony's common stock (see Note
         2H), the Company holds a majority interest in Harmony through the ownership of 3,907,962 shares of Harmony's common stock. As of May 11, 1999, the Company's investment represented 52.1% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1998. Harmony's operations are summarized as follows for the quarter and nine months ended March 31, 1999:

                                               *Three Months     Nine Months
                                               Ended 3/31/99     Ended 3/31/99
                                               -------------     -------------

                  Contract revenues            $16,274,699       $47,658,983
                  Cost of production            13,889,304        40,718,058
                                                ----------        ----------

                  Gross profit                   2,385,395         6,940,925
                  Operating expenses             3,686,348         9,860,923
                  Restructuring cost &
                     impairment of assets         (175,000)        3,357,495

                  Loss from
                     operations                 (1,125,953)       (6,277,493)
                  Interest expense                 (79,089)         (266,374)
                                               -----------       ------------

                  Loss before
                     income taxes               (1,205,042)       (6,543,867)
                  Income taxes                          -              9,601
                                               -----------       ------------

                  Net loss                     $(1,205,042)      $(6,553,468)
                                               -----------       ------------

                  * Harmony shut down its Harmony Pictures division during the quarter ended December 31, 1998, resulting in a one-time restructuring cost of $3,357,495.


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

                  For the period ended March 31, 1999, the equity loss in Harmony totaled $1,931,000. This amount includes amortization of $206,000, the Company's prorata share of Harmony's losses of $847,000, and losses of $878,000 attributed to the minority ownership interest, which are in excess of the minority ownership's prorata share of Harmony's equity capital. In the event that Harmony reports net income in the future, the Company will recognize income in excess of its prorata share until such time as the cumulative amount of losses recognized that are attributed to the minority ownership are fully offset.

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

                  Net income of $10,154,000 was realized in the first quarter of 1999 compared to a net loss of $3,679,000 in the first quarter of 1998. This increase of $13,833,000 is due primarily to the sale of the radio stations and the reduction of operating losses.

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

         State of Readiness

                  To operate its business, the Company relies on certain information technology ("IT") and non-technology systems, including its payroll, accounts payable, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by outside vendors. The Company has hired an outside IT consultant to assess the readiness of its hardware and software. This assessment has been completed and it is anticipated that any remediation needed to bring our systems into compliance, including the replacement of the Company's voice-mail system, will be completed by July 31, 1999.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on October 8, 1999.

                                             INTELEFILM CORPORATION


                                    BY:      /s/ James G. Gilbertson
                                             ----------------------------------
                                             James G. Gilbertson
                                    ITS:     Chief Operation Officer and
                                             Chief Financial Officer