Form 10QSB/A
period 1999-06-30
INTELEFILM CORP
filed 1999-10-12
CIK 882160

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

    Commission File No. 0-21534

                             iNTELEFILM Corporation
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

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

    Yes ___X___  No _______

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
Consolidated Balance Sheets

                                                                June 30,      December 31,
                                                                  1999            1998
                                                                Amended
                                                              (unaudited)       (audited)
                                                             ------------     ------------
               ASSETS

Current assets:
      Cash and cash equivalents                              $  6,421,862     $    253,905
      Accounts receivable                                       7,820,492           39,000
          Allowance for doubtful accounts                        (148,039)         (39,000)
      Unbilled accounts receivable                              1,421,035               --
      Accounts receivable - affiliates                            439,483          280,438
      Radio station assets available for sale                          --       11,391,402
      Other accounts receivable                                   976,637          331,527
      Prepaid expenses                                          1,105,294          279,816
      Note receivable                                          15,000,000               --
                                                             ------------     ------------
               Total current assets                            33,036,764       12,537,088

Note receivable                                                        --       15,000,000
Investment in & notes receivable from Harmony                          --        5,421,322
Property and equipment, net                                     2,736,072          120,385
Goodwill, net                                                   6,939,847               --
Deferred debt issue costs                                              --          742,737
Other Assets                                                    1,042,757               --
                                                             ------------     ------------
               Total assets                                  $ 43,755,440     $ 33,821,532
                                                             ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $  3,588,411     $  2,205,212
      Accounts payable - affiliates                                                363,727
      Accrued interest                                              6,636          143,505
      Accrued income taxes                                      3,297,750          328,000
      Deferred revenue                                          4,813,178        2,675,556
      Other accrued expenses                                    4,629,667        1,227,637
      Line of credit                                            2,837,438          434,974
      Long-term debt - current portion                            433,858       10,665,792
                                                             ------------     ------------
               Total current liabilities                       19,606,938       18,044,403

Long-term debt, less current maturities                           792,151          848,111
                                                             ------------     ------------
               Total liabilities                               20,399,089       18,892,514
                                                             ------------     ------------

Commitments and Contingencies                                          --               --

Redeemable convertible preferred stock                                 --        2,448,486
Minority interest                                               2,700,000               --

Shareholders' equity
      Common stock                                                128,222          129,015
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,124,001
          1999 and 6,261,701 - 1998
          Issued and outstanding shares - nonvoting:
          189,041 - 1999 and 1998
      Additional paid-in capital                               45,762,716       45,773,584
      Accumulated deficit                                     (25,129,587)     (33,292,504)
      Stock subscriptions receivable                             (105,000)        (129,563)
                                                             ------------     ------------
               Total Shareholders' Equity                      20,656,351       12,480,532
                                                             ------------     ------------

      Total Liabilities & Shareholders' Equity               $ 43,755,440     $ 33,821,532
                                                             ============     ============

iNTELEFILM Corporation
Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                          June 30,
                                                      1999              1998             1999            1998
                                                     Amended                           Amended
                                                --------------------------------  --------------------------------
Revenues:
      Production contract revenues                $ 23,457,601     $         --     $ 24,619,824     $         --
      Broadcast related revenues                        10,418          603,411           97,320        1,439,406
                                                --------------------------------  --------------------------------
           Total revenues                           23,468,019          603,411       24,717,144        1,439,406
      Cost of Production                            19,557,110               --       20,836,738               --
                                                --------------------------------  --------------------------------
           Gross profit                           $  3,910,909     $    603,411     $  3,880,406     $  1,439,406

Operating expenses:
      Production divisions
           Selling                                     908,017               --        1,081,787               --
           General and administrative                2,115,366               --        2,611,130               --
      Broadcast related expenses                        13,004        1,056,722          193,319        2,341,703
                                                --------------------------------  --------------------------------
Income (loss) from operations before
      corporate, depreciation and amortization         874,522         (453,311)          (5,830)        (902,297)

Stock option compensation                            1,958,250                         1,958,250
Corporate                                              880,560        1,319,842        1,520,655        2,527,568
Depreciation and amortization                          408,197          546,730          557,428        1,093,621
                                                --------------------------------  --------------------------------
Income (loss) from operations                       (2,372,485)      (2,319,883)      (4,042,163)      (4,523,486)

Gain/loss on sale of radio station assets               (7,551)              --       16,537,956               --
Equity loss in Harmony                                      --         (453,956)      (1,118,785)        (926,797)
Interest expense net of interest income                388,715       (1,144,579)        (114,091)      (2,146,984)
                                                --------------------------------  --------------------------------

Net income (loss) before income taxes               (1,991,321)      (3,918,418)      11,262,917       (7,597,267)

Income tax provision                                        --               --       (3,100,000)              --
                                                --------------------------------  --------------------------------

Net income (loss)                                 $ (1,991,321)    $ (3,918,418)    $  8,162,917     $ (7,597,267)
                                                ================================  ================================

Basic net income (loss) per share                 $      (0.31)    $      (0.59)    $       1.26     $      (1.14)
                                                ================================  ================================

Weighted average number of shares outstanding        6,490,000        6,688,000        6,491,000        6,673,000
                                                ================================  ================================

iNTELEFILM Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 1999             1998
                                                                               Amended
                                                                             ------------     ------------
Operating activities:
Net income (loss)                                                            $  8,162,917     $ (7,597,267)
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
           Provision for doubtful accounts                                        109,039         (237,399)
           Depreciation & amortization                                            557,428        1,093,621
           Gain on sale of radio stations                                     (16,537,956)              --
           Net barter activity                                                         --           (8,632)
           Stock option compensation                                            1,958,250               --
           Amortization and write-off of deferred debt issue costs                742,737          363,335
           Equity loss in Harmony                                               1,118,785          926,797
           Non-cash interest payment related to sale of stations                   92,008               --
           Issuance of common stock for payment of interest                            --           79,788
           Decrease (increase) in:
                 Accounts receivable                                           (1,242,197)       1,215,996
                 Other receivables                                               (311,612)           6,430
                 Prepaid expenses                                                (246,169)        (213,692)
           Increase (decrease) in:
                 Accounts payable                                              (3,319,958)        (116,897)
                 Accrued interest                                                  (7,155)          69,573
                 Deferred income                                                3,370,393               --
                 Other accrued expenses                                         2,816,980        3,232,835
                                                                             ------------     ------------
                      Net cash used in operating activities                    (2,736,510)      (1,185,512)
                                                                             ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                      (860,795)         (52,148)
      Investment in & notes receivable from Harmony                            (2,299,709)      (1,125,000)
      Cash acquired related to Harmony consolidation                            2,084,052               --
      Other capital expendiures                                                (1,471,861)        (156,075)
      Proceeds from sale of radio stations                                     14,034,415               --
                                                                             ------------     ------------
                      Net cash provided by (used in) investing activities      11,486,102       (1,333,223)
                                                                             ------------     ------------

Financing activities:
      Payment of debt                                                            (538,291)        (981,485)
      Proceeds from debt financings                                               645,303        2,817,447
      Redemption of convertible preferred stock                                (2,450,002)              --
      Repurchase of common stock                                                 (260,145)              --
      Proceeds from issuance of common stock                                           --            5,000
      Proceeds from issuance of convertible preferred stock                        21,500        1,864,250
                                                                             ------------     ------------
                      Net cash provided by (used in) financing activities      (2,581,635)       3,705,212
                                                                             ------------     ------------

Increase (decrease) in cash and cash equivalents                                6,167,957        1,186,477
Cash and cash equivalents at beginning of period                                  253,905          545,258
                                                                             ------------     ------------

Cash and cash equivalents at end of period                                   $  6,421,862     $  1,731,735
                                                                             ============     ============

iNTELEFILM Corporation
Notes to Consolidated Financial Statements (unaudited)
June 30, 1999

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

Note 2     Significant Transactions during 1999

The following significant transactions occurred during 1999 and are considered non-recurring:

A. In January and February 1999, the Company advanced Harmony $2.38 million in cash pursuant to unsecured note receivable agreements which bore interest at 10% and are due on demand. Additionally, in February 1999, all notes with Harmony were amended to provide for interest at 14%. It is management's belief that 14% reflects the interest rate that would be charged to Harmony by other junior and unsecured lenders. In June and August 1999, Harmony paid the Company an aggregate of $750,000 representing approximately $533,000 of principal and $217,000 of related interest. Notes outstanding with Harmony aggregated approximately $2.52 million as of August 10, 1999. These notes and related interest are eliminated for all consolidated periods presented.

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

F. On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea Pictures, Inc. ("Chelsea") for consideration totaling approximately $1.14 million, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 of liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York. The acquisition has been accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance.

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

                                      Three Months Ended          Six Months Ended
                                      ------------------          ----------------
                                    6/30/99       6/30/98       6/30/99       6/30/98
                                    -------       -------       -------       -------
         Revenues                 $23,468,019   $ 3,854,984   $26,325,144   $ 7,942,552

         Gross profit               3,910,909       956,610     4,046,680     2,145,805

         Loss from operations      (2,372,485)   (2,318,584)   (4,265,225)   (4,520,889)

         Net income/(loss)         (1,991,321)   (3,910,717)    8,026,602    (7,581,865)
         Net income per share           (0.31)        (0.57)         1.24         (1.12)

         Weighted average number    6,490,000     6,813,000     6,491,000     6,798,000
           of shares outstanding

         The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998 or of future results of operations of the consolidated entities.

G. In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the then outstanding common stock, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares will be canceled and returned to the Company's authorized capital stock. As of August 10, 1999 the Company had repurchased an aggregate of 326,300 shares at prices ranging from $1.63 to $2.00 per share.

H. In April, May and June 1999, the Company purchased an aggregate of 456,600 shares of Harmony's common stock at prices ranging from $.94 to $1.03 per share. These purchases increased the Company's ownership in Harmony to approximately 55.2%. For reporting purposes, the Company has prepared consolidated financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary.

I. Effective as of August 1, 1999, the Company purchased the Option and Share Transfer Agreement ("Option Agreement") entered into by Harmony and the four principal executives (collectively, "Curious Management") of Curious Pictures Corporation ("Curious Pictures") dated December 15, 1996. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's rights to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. The Company also acquired a 1% equity interest in Curious Pictures owned by Curious Management that was initially conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by the Company for the aforementioned acquisitions aggregated $3.0 million consisting of $1.5 million in cash and a $1.5 million note receivable bearing an interest rate of 8%, due May 31, 2000. Additionally, the Company granted Curious Management warrants to purchase 300,000 shares of the Company's common stock for approximately $1.92 per share.

         Additionally, effective August 1, 1999, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. As a result, the Company owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

         In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share of Curious Pictures, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Management exercise all of their new options over the five-year term of their employment agreements, the Company will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and Harmony will own the remaining 29%.

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

Note 3     Investment in Harmony

With the purchase of 456,600 shares of Harmony's common stock (see Note 2H), the Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. As of August 4, 1999, the Company's investment represented 55.2% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1999. Harmony's operations are summarized as follows for the quarter and fiscal year ended June 30, 1999:

                                            Three Months      *Twelve Months
                                            Ended 3/31/99     Ended 3/31/99
                                            -------------     -------------

                  Contract revenues          $ 18,681,272     $ 66,340,255
                  Cost of production           15,628,596       56,346,654
                                             ------------     ------------

                  Gross profit                  3,052,676        9,993,601
                  Production expenses           2,306,103       10,011,915
                                             ------------     ------------

                  Income/(loss) from
                     productions                  746,573          (18,314)
                  Corporate, depreciation
                     & amortization             2,418,305        4,573,416
                  Restructuring cost &
                     impairment of assets              --        3,357,495

                  Loss from
                     operations                (1,671,732)      (7,949,225)
                  Interest expense               (167,506)        (433,880)
                                             ------------     ------------

                  Loss before
                     income taxes              (1,839,238)      (8,383,105)
                  Income taxes                      1,892           11,493
                                             ------------     ------------

                  Net loss                   $ (1,841,130)    $ (8,394,598)
                                             ------------     ------------

                  * Harmony shut down its Harmony Pictures division during the quarter ended December 31, 1998, resulting in a one-time restructuring cost of $3.36 million.

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

         Since July 1997, the Company has utilized its resources to increase its ownership interest in Harmony to 55.2%. Harmony produces television commercials, music videos and related media. In July 1998 and February 1999, the Company incorporated two new subsidiaries; Populuxe Pictures, Inc. ("Populuxe"), and Buffalo Rome. Populuxe is based in New York and currently is comprised of two directors along with an executive staff. Populuxe produces television commercials and related media. Buffalo Rome will seek out independent film opportunities. In January 1999, the Company acquired a 33.3% equity interest in the screenplay, production of, and any other material relating to the film "True Rights"(see Note 2D). In March 1999, the Company acquired the stock of Chelsea, which is based in New York and engages in the production of television commercials, independent films and related media (see Note 2F). In August 1999, the Company purchased 51% of the stock of Curious Pictures. Curious Pictures is a commercial production company and a producer of broadcast television programming, with studios in New York and San Francisco (see Note 2I).

         In June 1999, the Company began doing business as iNTELEFILM(sm) and changed its Nasdaq symbol to "FILM". The Company implemented these changes as part of its repositioning into the commercial production industry.

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

         The Company's total revenues increased $22,865,000 from $603,000 in the second quarter of 1998 to $23,468,000 in the second quarter of 1999. During in the first half of 1999, revenues increased $23,278,000 over the same period in 1998. Of this increase, $19,041,000 was produced by Harmony. Chelsea and Populuxe, two of the Company's new production companies, provided $4,416,000 of revenue during the second quarter of 1999 and a total of $5,561,000 of revenues during the first half of 1999, while the remaining revenues were related to the broadcasting entities the Company held until mid-January 1999. Populuxe is a start-up company which is building a new base of talent and directors with which to produce revenues. Management believes that revenues will increase over time as this base becomes fully developed. The Company began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base to increase revenues.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 83% during the second quarter of 1999 and 85% during the first half of 1999. Management believes the cost of production as a percentage of revenues will decrease as the production companies retain more directors and these directors become more established.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Harmony's selling expenses for the second quarter were $822,000 while selling expenses at Chelsea and Populuxe were $86,000 and $123,000 for the three and six months ended June 30, 1999 respectively.

         General and administrative expenses at the production companies consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Harmony's general and administrative expenses were $1,658,000 during the second quarter of 1999, while these expenses were $457,000 and $720,000 at Chelsea and Populuxe for the three and six months ended June 30, 1999 respectively.

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

         Stock option compensation was $1,958,000 for the three and six months ended June 30, 1999. $50,000 of this expense was related to options granted to the Company's directors, while the remaining $1,908,000 was Harmony's stock option compensation expense relative to the value of the Option Agreement which the Company purchased from Curious Management effective August 1, 1999 (see Note
2I).

         Corporate charges decreased $439,000 during the second quarter of 1999 from $1,320,000 in the second quarter of 1998 to $881,000. During the first half of 1999, these expenses decreased $1,007,000 as compared to the same period in 1998. This decrease is attributable in part to a decrease in legal, accounting, and outside service fees which were elevated in 1998 due to the activity related to the sale of the radio stations. Additionally, during the first half of 1999, there was a decrease in litigation expenses of $1,362,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time. Corporate charges of $436,000 during the first half of 1999 are attributable to Harmony.

         Depreciation and amortization decreased $139,000 in the second quarter of 1999 compared to the second quarter of 1998, and decreased $536,000 in the first half of 1999 compared to the first half of 1998. Depreciation and amortization related to Harmony during the first half of 1999 is $197,000. The decrease in depreciation and amortization is a result of the Company's sale of its radio stations. The Company reported $225,000 of amortization expense in the second quarter of 1999 related to the excess of the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         A net gain of $16,538,000 was realized in the first half of 1999 from the sale of three of the Company's radio stations to Radio Unica.

         Interest expense net of interest income for the first half of 1999 was $114,000, a decrease of $2,033,000 compared to the same period in 1998, as a result of the payoff of the Foothill debt and all but $981,000 of the Company's other debt in January 1999. Interest expense was offset primarily by the $750,000 interest earned from the $15.0 million note receivable due from CRN in April 2000.

         A tax provision of $3,100,000 was recorded in the first quarter of 1999. This represents approximately $700,000 of federal income tax and $2,400,000 of state taxes estimated to be due as a result of the sale of the radio stations.

         Net loss of $1,991,000 was realized in the second quarter of 1999 compared to a net loss of $3,918,000 in the second quarter of 1998. The loss in the second quarter of 1999 was due primarily to the $1,908,000 stock option compensation expense recognized at the Curious Pictures production company of Harmony, due to the revaluation of the Option Agreement referred to in Note 2I. Net income of $8,163,000 was realized during the first half of 1999 compared to a net loss of $7,597,000 in the first half of 1998. This increase of $15,760,000 is due primarily to the sale of the radio stations and the reduction of those stations' operating losses.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $13,430,000 at June 30, 1999 compared to a deficit of $5,507,000 at December 31, 1998. This increase in working capital is due to the sale of three radio stations to Radio Unica, the payoff of related debt, and the reclassification of the note receivable from CRN to a current asset.

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

         In March 1999, the Company acquired all of the issued and outstanding common stock of Chelsea for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 of liabilities net of assets. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals, and the value of shares issued will be treated as an adjustment to the purchase price at the time of issuance. Of the assumed liabilities, the Company placed $605,000 in an escrow account to be used to pay the directors working on jobs in production at the time of the transaction. As of August 10, 1999, director fees of approximately $353,000 have been paid from that escrow account.

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

         Consolidated cash was $6,4228,000 at June 30, 1999 and $254,000 at December 31, 1998, an increase of $6,168,000.

         Cash used in operating activities during the six months ended June 30, 1999 was $2,737,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at June 30, 1999 increased $1,242,000 from December 31, 1998, other receivables at June 30, 1999 increased $312,000, and prepaid expenses at June 30, 1999 increased $246,000 from December 31, 1998. Accounts payable at June 30, 1999 decreased $3,320,000 from December 31, 1998, accrued interest at June 30, 1999 decreased $7,000, other accrued expenses at June 30, 1999 increased $2,817,000 from December 31, 1998, and deferred income increased $3,370,000 during the same period.

         During the six months ended June 30, 1999, net cash obtained through investing activities was $11,486,000 and was provided primarily by the sale of the radio stations to Radio Unica net of proceed utilized for the direct payment of outstanding debt. As of June 30, 1999, advances made to Harmony under note receivable agreements were $2,729,000. Proceeds from the sale of radio stations totaled $14,034,000, net of advance payments received prior to December 31, 1998.

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

         Specific risks the Company may face with regard to Year 2000 issues may include the inability of the Company's suppliers and service providers to be Year 2000 ready which could result in television commercial production delay and may affect the Company's business. The most likely worst case scenario for the Company is that it would be temporarily unable to produce television commercials due to disruptions in the functioning of its production equipment. The failure to produce television commercials would result in reduced revenues and cash flows for the Company during the period of disruption.

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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on October 11, 1999.

                                       iNTELEFILM Corporation


                                       BY:    /s/ James G. Gilbertson
                                              ----------------------------------
                                              James G. Gilbertson
                                       ITS:   Chief Operating Officer and
                                              Chief Financial Officer