Form 10QSB
period 1999-09-30
INTELEFILM CORP
filed 1999-11-09
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly period ended September 30, 1999 or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to _________

Commission File No. 0-21534

                             iNTELEFILM Corporation
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

                      Children's Broadcasting Corporation
                      -----------------------------------
                                 (former name)

           Minnesota                                      41-1663712
-------------------------------                ---------------------------------
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

     Yes__X__ No_____

     As of November 2, 1999, there were outstanding 6,131,842 shares of common stock, $.02 par value, of the registrant.

INDEX

iNTELEFILM CORPORATION

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998.

            Consolidated Statements of Operations -- Three and nine months ended September 30, 1999 and 1998.

            Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998.

            Notes to Consolidated Financial Statements  -- September 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX
iNTELEFILM Corporation
Consolidated Balance Sheets

                                                                  September 30,      December 31,
                                                                      1999              1998
                                                                   (unaudited)        (audited)
                                                                  -------------     -------------
              ASSETS

Current assets:
      Cash and cash equivalents                                   $   2,524,259     $     253,905
      Accounts receivable                                             6,547,960            39,000
          Allowance for doubtful accounts                              (179,664)          (39,000)
      Accounts receivable - affiliates                                  587,078           280,438
      Radio station assets available for sale                                --        11,391,402
      Other accounts receivable                                       1,583,780           331,527
      Prepaid expenses                                                  193,424           279,816
      Note receivable                                                15,000,000                --
                                                                  -------------     -------------
              Total current assets                                   26,256,837        12,537,088

Note receivable                                                              --        15,000,000
Investment in & notes receivable from Harmony                                --         5,421,322
Property and equipment, net                                           3,072,519           120,385
Goodwill, net                                                         6,811,595                --
Deferred debt issue costs                                                    --           742,737
Other Assets                                                            663,544                --
                                                                  -------------     -------------
              Total assets                                        $  36,804,495     $  33,821,532
                                                                  =============     =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $   2,930,204     $   2,205,212
      Accounts payable - affiliates                                          --           363,727
      Accrued interest                                                    1,298           143,505
      Accrued income taxes                                            3,017,351           328,000
      Deferred revenue                                                1,090,707         2,675,556
      Other accrued expenses                                          5,115,995         1,227,637
      Line of credit                                                  2,124,773           434,974
      Long-term debt - current portion                                1,921,764        10,665,792
                                                                  -------------     -------------
              Total current liabilities                              16,202,092        18,044,403

Long-term debt, less current maturities                                 731,347           848,111
                                                                  -------------     -------------
              Total liabilities                                      16,933,439        18,892,514
                                                                  -------------     -------------

Commitments and Contingencies                                                --                --

Redeemable convertible preferred stock                                       --         2,448,486
Minority interest                                                        81,387                --

Shareholders' equity
      Common stock                                                      117,929           129,015
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 5,955,001
          September 30, 1999 and 6,261,701 - December 31, 1998
          Issued and outstanding shares - nonvoting:
          189,041 - September 30, 1999 and December 31, 1998
      Additional paid-in capital                                     45,258,431        45,773,584
      Accumulated deficit                                           (25,481,691)      (33,292,504)
      Stock subscriptions receivable                                   (105,000)         (129,563)
                                                                  -------------     -------------
              Total Shareholders' Equity                             19,789,669        12,480,532
                                                                  -------------     -------------

      Total Liabilities & Shareholders' Equity                    $  36,804,495     $  33,821,532
                                                                  =============     =============

iNTELEFILM Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      1999            1998              1999            1998
                                                                 -------------    ------------     -------------    ------------
Revenues:
    Production contract revenues                                 $ 21,492,732     $         --     $ 45,732,020     $         --
    Broadcast related revenues                                   $         --          531,842     $     99,912        1,971,248
                                                                 -------------    ------------     -------------    ------------
       Total revenues                                              21,492,732          531,842       45,831,932        1,971,248
    Cost of Production                                             18,024,181               --       38,317,499               --
                                                                 -------------    ------------     -------------    ------------
       Gross profit                                              $  3,468,551     $    531,842     $  7,514,433     $  1,971,248

Operating expenses:
    Production divisions
       Selling                                                        598,009               --        1,561,025               --
       General and administrative                                   2,238,867               --        4,425,274               --
    Broadcast related expenses                                             --        1,102,111          193,319        3,443,814
                                                                 -------------    ------------     -------------    ------------
Production service income (loss)                                      631,675         (570,269)       1,334,815       (1,472,566)

Stock option compensation                                              60,000               --        2,018,250               --
Corporate                                                             893,382        1,413,877        2,278,010        3,941,445
Depreciation and amortization                                         446,680          528,005        1,018,176        1,621,626
                                                                 -------------    ------------     -------------    ------------
Income (loss) from operations                                        (768,387)      (2,512,151)      (3,979,621)      (7,035,637)

Gain/(loss) on sale of radio stations and production division         141,517          542,297       16,679,473          542,297
Equity loss in Harmony                                                     --         (877,074)      (1,930,942)      (1,803,871)
Interest income net of interest (expense)                             296,150       (1,267,549)         165,182       (3,414,533)
                                                                 -------------    ------------     -------------    ------------

Net income (loss) before income taxes                                (330,720)      (4,114,477)      10,934,092      (11,711,744)

Income tax provision                                                       --               --        3,101,892               --
                                                                 -------------    ------------     -------------    ------------

Net income (loss)                                                $   (330,720)    $ (4,114,477)    $  7,832,200     $(11,711,744)
Accretion of preferred stock and minority interest                    (21,387)        (544,189)         (21,387)        (544,189)
                                                                 -------------    ------------     -------------    ------------
Net income (loss) to common shareholders                         $   (352,107)    $ (4,658,666)    $  7,810,813     $(12,255,933)
                                                                 =============    ============     =============    ============

Basic and diluted net income (loss) per share                    $      (0.05)    $      (0.69)    $       1.21     $      (1.83)
                                                                 =============    ============     =============    ============

Weighted average number of shares outstanding                       6,410,305        6,728,000        6,463,852        6,692,000
                                                                 =============    ============     =============    ============

iNTELEFILM Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                 1999             1998
                                                                             -----------------------------
Operating activities:
Net income (loss)                                                            $  7,832,200     $(11,711,744)
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
           Provision for doubtful accounts                                         96,947         (285,995)
           Depreciation & amortization                                          1,018,176        1,621,626
           Gain on sale of radio stations & production division               (16,679,473)        (542,297)
           Net barter activity                                                         --           (8,840)
           Stock option compensation                                            2,018,250               --
           Amortization and write-off of deferred debt issue costs                742,737          615,640
           Equity loss in Harmony                                               1,930,942        1,803,871
           Non-cash interest payment related to sale of stations                   92,008               --
           Issuance of common stock for payment of interest                            --           79,788
           Decrease (increase) in:
                 Accounts receivable                                             (648,865)       1,387,276
                 Other receivables                                                223,365          (68,751)
                 Prepaid expenses                                                  99,322          (29,655)
           Increase (decrease) in:
                 Accounts payable                                              (3,328,793)         615,272
                 Accrued interest                                                 (12,493)         132,043
                 Deferred income                                                 (352,078)              --
                 Other accrued expenses                                         4,106,589        3,242,624
                                                                             ------------     ------------
                      Net cash used in operating activities                    (2,861,166)      (3,149,142)
                                                                             ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                      (494,577)         151,783
      Net investment in & notes receivable from Harmony                        (1,663,102)      (1,557,500)
      Cash acquired related to Harmony consolidation                              723,872               --
      Investment in Curious Pictures                                           (1,500,000)              --
      Other capital expendiures                                                  (844,938)       1,452,327
      Proceeds from sale station and production division assets                13,720,358               --
                                                                             ------------     ------------
                      Net cash provided by (used in) investing activities       9,941,613           46,610
                                                                             ------------     ------------

Financing activities:
      Payment of debt                                                          (1,556,468)      (2,869,784)
      Proceeds from debt financings                                                    --        3,724,449
      Redemption of convertible preferred stock                                (2,450,002)              --
      Repurchase of common stock                                                 (825,123)              --
      Proceeds from issuance of common stock                                           --            5,000
      Proceeds from issuance of convertible preferred stock                        21,500        1,864,250
                                                                             ------------     ------------
                      Net cash provided by (used in) financing activities      (4,810,093)       2,723,915
                                                                             ------------     ------------

Increase (decrease) in cash and cash equivalents                                2,270,354         (378,617)
Cash and cash equivalents at beginning of period                                  253,905          545,258
                                                                             ------------     ------------

Cash and cash equivalents at end of period                                   $  2,524,259     $    166,641
                                                                             ============     ============

iNTELEFILM Corporation
Notes to Consolidated Financial Statements (unaudited)
September 30, 1999

Note 1       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

Additionally, in April 1999, the Company acquired additional shares of Harmony Holdings, Inc. ("Harmony") (see Note 3). This additional ownership allows the Company to consolidate Harmony, for financial statement purposes, as of April 1, 1999, rather than accounting for the investment under the equity method as it has for all previous periods presented.

Note 2       Significant Transactions during 1999

The following significant transactions occurred during 1999 and are considered non-recurring:

A. In January and February 1999, the Company advanced Harmony $2.38 million in cash pursuant to unsecured note receivable agreements due on demand, which bore interest at 10%. Additionally, in February 1999, all notes with Harmony were amended to provide for interest at 14%. It is management's belief that 14% reflects the interest rate that would be charged to Harmony by other junior and unsecured lenders. In June and August 1999, Harmony paid the Company an aggregate of $1.0 million representing approximately $771,000 of principal and $229,000 of related interest. Notes outstanding with Harmony aggregated approximately $2.3 million as of November 3, 1999. These notes and related interest are eliminated for all consolidated periods presented.

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

E. In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc. ("Buffalo Rome"). Buffalo Rome seeks out independent film opportunities.

F. On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea Pictures, Inc. ("Chelsea") for consideration totaling approximately $1.14 million, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 of liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York. The acquisition has been accounted for as a purchase, whereby, all assets purchased and liabilities assumed were recorded at their fair market value. Additional consideration for the transaction may consist of issuance of up to an aggregate of 75,000 additional shares of the Company's common stock. Any future issuance is dependent on Chelsea meeting certain performance goals during the year ended December 31, 1999. The value of shares issued will be treated as an adjustment to the purchase price at the time of issuance.

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

                            Three Months Ended            Nine Months Ended
                            ------------------            -----------------
                          9/30/99       9/30/98        9/30/99        9/30/98
                          -------       -------        -------        -------

Revenues               $ 21,492,732   $ 3,783,415   $ 47,439,932   $ 11,725,966

Gross profit              3,468,551       885,041      7,680,707      3,030,846

Loss from operations       (768,387)   (2,510,852)    (4,202,683)    (7,031,741)

Net income/(loss)          (330,720)   (4,106,776)     7,695,885    (11,688,640)

Net income per share          (0.05)        (0.60)          1.19          (1.71)

Weighted average number   6,410,000     6,853,000      6,464,000      6,817,000
  of shares outstanding

         The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or of future results of operations of the consolidated entities.

G. In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the then outstanding common stock, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares will be canceled and returned to the Company's authorized capital stock. As of November 2, 1999, the Company had repurchased an aggregate of 443,900 shares at prices ranging from $1.63 to $2.06 per share.

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

I. Effective July 1, 1999, Harmony sold 90% of the issued and outstanding shares of capital stock of one of its consolidated subsidiaries, The End (London), LTD ("The End (London)"), to a principal executive (the "Purchaser") of The End (London) for nominal consideration. The End (London) is a commercial production company based in London, England, and, prior to this sale, was a wholly owned subsidiary of Harmony. In connection with the sale, the Company and the Purchaser entered into an agreement granting the Purchaser the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from Harmony for approximately $803,000.

J. Effective as of August 1, 1999, the Company purchased the Option and Share Transfer Agreement ("Option Agreement") entered into by Harmony and the four principal executives (collectively, "Curious Management") of Curious Pictures Corporation ("Curious Pictures") dated December 15, 1996. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's rights to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. Following its purchase of the Option Agreement, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. The Company also acquired a 1% equity interest in Curious Pictures owned by Curious Management that was initially conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by the Company for the aforementioned acquisitions aggregated $3.0 million consisting of $1.5 million in cash and a $1.5 million note receivable bearing an interest rate of 8%, due May 31, 2000. As a result of the aforementioned transaction, the Company owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

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

         The Company, Harmony, and Curious Management also entered into a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to the Company, the shares of Curious Pictures that they earn from Harmony (the put right), and the Company obtained the right to purchase such shares from Curious Management (the call right). The price to be paid by the Company to Curious Management under the put or call is $96,774 per share. These options have been valued at their intrinsic value as of August 1, 1999 ($54,000 per option). The related compensation expense will be recognized ratably over the employment agreement service period and reflected as a minority interest on the Company's balance sheet. Further, the minority interest will be ratably accreted to the value of management's put right ($96,774 per share) over the time period from the option vesting date to the date that the put right may be exercised. During the three month period ended September 30, 1999, the Company recognized compensation expense and accretion of the minority interest of $60,000 and $21,000, respectively, resulting in a minority interest valuation aggregating $81,000 at September 30, 1999.

K. In October 1999, the Company received payment in full on its $15.0 million note receivable with Catholic Radio Network ("CRN"). The related interest and negotiated radio station sale prorations paid at that time were approximately $226,000. The note was originally scheduled to mature April 2000.

Note 3       Investment in Harmony

         With the purchase of 456,600 shares of Harmony's common stock (see Note
         2H), the Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. As of November 3, 1999, the Company's investment represented 55.2% of Harmony's outstanding common stock. Harmony's most recent fiscal year end was June 30, 1999. Harmony's operations prior to the Company consolidating Harmony's financial statements, are summarized as follows for the quarter ended March 31, 1999:

                                        Three Months
                                       Ended 3/31/99
                                       -------------

         Contract revenues              $16,274,699
         Cost of production              13,889,304
                                        -----------

         Gross profit                     2,385,395
         Production expenses              2,850,724
                                        -----------

         Income from productions           (465,329)
         Corporate, depreciation
            & amortization                  835,624
         Restructuring cost &
            impairment of assets           (175,000)

         Loss from
            operations                   (1,125,953)
         Interest expense                   (79,089)
                                        -----------

         Net loss                       $(1,205,042)
                                        -----------


         Harmony's results from operations are consolidated in the quarters ended June 30, 1999 and September 30, 1999 (see Note 2H). Previous periods are accounted for under the equity method.

         No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of September 30, 1999, the Company has recognized losses in excess of its prorata share totaling $1.9 million.

Note 4       Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis contains certain non-historical forward-looking terminology such as "believes," "expects," "anticipates," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements which are qualified in their entirety by the cautions and risks described herein.

General

         The Company has officially changed its name to iNTELEFILM Corporation and changed its Nasdaq symbol to "FILM". The Company implemented these changes as part of its repositioning into the commercial production industry. Further, management believes that the Company has become the largest producer of television commercials in the world. The Company has made several investments in, and acquisitions of, television commercial production and related media companies. These transactions are briefly described in the following paragraph. More details on these transactions can be found in
Note 2 to the financial statements elsewhere in this document.

         The Company has become a 55.2% owner of Harmony, a company that produces television commercials, music videos, and related media. Additionally, the Company has incorporated two new subsidiaries, Populuxe Pictures, Inc. ("Populuxe"), and Buffalo Rome. Populuxe is based in New York and currently is comprised of three directors along with an executive staff. Populuxe produces television commercials and related media. Buffalo Rome seeks independent film opportunities. The Company also acquired a 33.3% equity interest in the screenplay, production of, and any other material relating to the film "True Rights". In the first quarter of 1999, the Company acquired the stock of Chelsea, which is based in New York and engages in the production of television commercials, independent films and related media. Effective August 1, 1999, the Company purchased 51% of the stock of Curious Pictures, a commercial production company and a producer of broadcast television programming. Curious Pictures has studios in New York and San Francisco.

         In the past year, the Company has transformed itself into a leading source of services for the television commercial production industry, offering the most extensive production capability available in the United States and the exclusive services of established industry talent. The Company plans additional acquisitions to further broaden its offering of services with the objective of enhancing overall profit margins and leveraging its unique pool of talent and technical expertise to capitalize on the convergence of short-form video content and technologies of broadband Internet delivery systems.

         It is the Company's intention to acquire small to medium sized commercial production companies, as well as ancillary support and information businesses. By undertaking this strategy, the Company believes it can increase revenues and profits four ways: (i) Increase its talent base of in-demand creative personnel; (ii) eliminate duplication of efforts through a centralized accounting, sales and marketing effort; (iii) increase leverage with suppliers and support services to receive more competitive rates and (iv) raise overall profits through the strategic addition of high margin ancillary support and information business.

         Management believes that such a consolidation will place the Company in a position to better serve and interact with the recent consolidation of global advertising agencies, as well as position itself for the transition to digital based business and Internet/new media applications.

         During 1998, the Company focused on the sale of the radio stations it had acquired pursuant to its former business strategy. The last of such were sold on January 14, 1999. In exchange for its radio stations, the Company obtained approximately $55.0 million in cash and a note receivable for $15 million which was paid in full in October 1999.

         Results of Operations:

         Three and Nine Months ended September 30, 1999 compared to Three and Nine Months ended September 30, 1998.

         During the quarter ended June 30, 1999, the Company's ownership in Harmony increased to 55.2%. As a result of this majority interest in Harmony, the Company is required to prepare consolidated financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary. Harmony's results from operations are consolidated in the quarters ended June 30, 1999 and September 30, 1999 (see Note 2H to the financial statements). Previous periods are accounted for under the equity method.

         The Company's total revenues increased $20,961,000 from $532,000 in the third quarter of 1998 to $21,493,000 in the third quarter of 1999. During the first nine months of 1999, revenues increased $43,861,000 over the same period in 1998. Of these increases, $16,378,000 was produced by Harmony during the third quarter of 1999, and $35,060,000 was produced by Harmony during the second and third quarters of 1999 ("the Consolidated Reporting Period"). Chelsea and Populuxe, two of the Company's new production companies, provided $5,114,000 of revenue during the third quarter of 1999 and a total of $10,672,000 of revenues during the first nine months of 1999, while the remaining revenues were related to the broadcasting entities the Company held until mid-January 1999. Populuxe is a start-up company which is building a new base of talent and directors with which to produce revenues. Management believes that revenues will increase over time as this base becomes fully developed. The Company began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base to increase revenues.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 84% during the third quarter and first nine months of 1999. Management believes the cost of production as a percentage of revenues will decrease as the production companies retain more directors and these directors become more established.

         Selling expenses consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Harmony's selling expenses were $551,000 and $1,391,000 during the third quarter of 1999 and the Consolidated Reporting Period, respectively, while selling expenses at Chelsea and Populuxe were $47,000 and $170,000 for the three and nine months ended June 30, 1999, respectively.

         General and administrative expenses at the production companies consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Harmony's general and administrative expenses were $1,636,000 and $3,102,000 for the third quarter of 1999 and the Consolidated Reporting Period, respectively, while these expenses at Chelsea and Populuxe were $603,000 and $1,323,000 during the three and nine months ended September 30, 1999, respectively.

         Expenses related to the Company's broadcasting entities held until mid-January 1999 were $190,000 for the nine months ended September 30, 1999, a decrease of $3,254,000 compared to the first nine months of 1998. These expenses decreased as the radio stations were sold and the network discontinued producing programming.

         Stock option compensation was $2,018,000 for the nine months ended September 30, 1999 and includes the following: (i) $50,000 of expense related to options granted to members of the Company's Board of Directors, (ii) $1,908,000 of expense related to previously existing options granted to Curious Management, and (iii) $60,000 of expense related to current options granted to Curious Management.

         Corporate charges decreased $521,000 during the third quarter of 1999 from $1,414,000 in the third quarter of 1998 to $893,000. During the first nine months of 1999, these expenses decreased $1,663,000 as compared to the same period in 1998. This decrease is attributable in part to a decrease in legal, accounting, and outside service fees which were elevated in 1998 due to the activity related to the sale of the radio stations. Additionally, during the first nine months of 1999, there was a decrease in litigation expenses of $2,103,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time. Corporate charges of $642,000 during the Consolidated Reporting Period are attributable to Harmony.

         Depreciation and amortization decreased $81,000 in the third quarter of 1999 compared to the third quarter of 1998, and decreased $603,000 in the first nine months of 1999 compared to the first nine months of 1998. Depreciation and amortization related to Harmony was $183,000 and $394,000 for the third quarter of 1999 and the Consolidated Reporting Period, respectively. The decrease in depreciation and amortization is a result of the Company's sale of its radio stations. The Company reported $225,000 of amortization expense in each of the second and third quarters of 1999 related to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         A net gain of $16,530,000 was realized in the first quarter months of 1999 from the sale of three of the Company's radio stations to Radio Unica. In the third quarter of 1999, a gain of $150,000 was realized related to the sale of 90% of the common stock of The End (London), a previously consolidated subsidiary of Harmony (see Note 2I to the financial statements).

         Net interest income for the third quarter of 1999 was $296,000 compared to net interest expense of $1,268,000 during the same period of 1998. Net interest income for the first nine months of 1999 was $165,000 compared to net interest expense of $3,415,000. This decrease in interest expense was a result of the payoff of the majority of the Company's debt in existence at the time of the radio station sale, January 1999. Since that time, the Company has been reporting the interest earned from the $15.0 million note receivable due from CRN which was paid in full in October 1999, and, prior to the Consolidated Reporting Period, the interest earned from the advances made to Harmony.

         A tax provision of $3,100,000 was recorded in the first quarter of 1999. This represents approximately $700,000 of federal income tax and $2,400,000 of state taxes estimated to be due as a result of the sale of the radio stations. Income tax expense of $2,000 related to Harmony was recorded during the Consolidated Reporting Period.

         Net loss of $331,000 was realized in the third quarter of 1999 compared to a net loss of $4,114,000 in the third quarter of 1998. Net income of $7,832,000 was realized during the first nine months 1999 compared to a net loss of $11,712,000 in the first nine months of 1998. This increase was due primarily to the sale of the radio stations and the reduction of those stations' operating losses.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $10,055,000 at September 30, 1999, compared to a deficit of $5,507,000 at December 31, 1998. This increase in working capital was due to the sale of three radio stations to Radio Unica, the payoff of related debt, and the reclassification of the note receivable from CRN of $15.0 million to a current asset.

         In January 1999, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Dallas, KIDR(AM), Phoenix, and WJDM(AM), New York, to Radio Unica. The Company received gross proceeds of $29.25 million for the stations' assets which had a net book value of approximately $11.4 million at the time of the sale. The Company recognized approximately $1.5 million in transaction costs including bonuses paid to management, employees and Media Management, LLC, recorded a tax provision of $3.1 million, and paid off all but $981,000 of its debt outstanding at the time of closing. The following is a description of the use of the proceeds from the Radio Unica transaction:

         * The Company redeemed 606,061 shares of Series B Convertible Preferred Stock which were issued in June 1998 for an aggregate of $2.45 million (see Note 2C to the financial statements).

         * The Company advanced Harmony approximately $2.4 million in cash pursuant to unsecured note receivable agreements which are due on demand and bear an interest rate of 14%. Total advances from the Company at that time were approximately $3.1 million. Subsequently, Harmony repaid the Company a total of $1.0 million in principal and related interest which leaves approximately $2.3 million remaining due and payable to the Company as of November 3, 1999 (see Note 2A to the financial statements). These notes and the related interest are eliminated in the Company's consolidation of Harmony for periods after April 1, 1999.

         * The Company acquired all of the issued and outstanding common stock of Chelsea for consideration totaling approximately $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 of liabilities net of assets (see Note 2F to the financial statements).

         * The Company's Board of Directors authorized the repurchase of up to 500,000 additional shares of its common stock. As of November 2, 1999, the Company has paid a total of approximately $839,000 to repurchase an aggregate of 443,900 shares of common stock under this plan (see Note 2G to the financial statements).

         * The Company purchased 51% of Curious Pictures, a commercial production company, from Curious Management for $1.5 million in cash and $1.5 million pursuant to a promissory note bearing 8% interest, due May 31, 2000. Curious Pictures was a subsidiary of Harmony, which now owns 49% of Curious Pictures (see Note 2J to the financial statements).

         In October 1999, the Company received payment in full on its $15.0 million note receivable due from CRN. Management believes that with this money as the foundation of its acquisition capital, the Company will have adequate capital to continue its new business plan and acquisition strategy. However, should a potential acquisition require greater capital than the Company's current cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan. The Company has begun to execute the initial phase of its business plan to acquire production companies through the acquisition of Chelsea in March 1999, and the acquisition of 51% of Curious Pictures in August 1999. The Company believes that a number of potential acquisitions similar in nature to its acquisition of Chelsea exist. There can be no assurance that the Company will consummate any additional acquisition or that any acquisition, if consummated, will ultimately be advantageous or profitable for the Company.

         Consolidated cash was $2,524,000 at September 30, 1999 and $254,000 at December 31, 1998, an increase of $2,270,000.

         Cash used in operating activities during the nine months ended September 30, 1999 was $2,861,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at September 30, 1999 increased $649,000 from December 31, 1998, other receivables at September 30, 1999 decreased $223,000, and prepaid expenses at September 30, 1999 decreased $99,000 from December 31, 1998. Accounts payable at September 30, 1999 decreased $3,329,000 from December 31, 1998, accrued interest at September 30, 1999 decreased $12,000, other accrued expenses at September 30, 1999 increased $4,107,000 from December 31, 1998, and deferred income decreased $352,000 during the same period.

         During the nine months ended September 30, 1999, net cash obtained through investing activities was $9,942,000 and was provided primarily by the sale of the radio stations to Radio Unica net of proceeds utilized for the direct payment of outstanding debt. As of September 30, 1999, advances made to Harmony under note receivable agreements were $2,279,000 net of Harmony's repayments. Of the $3,250,000 principal advance to Harmony, Harmony has repaid the Company $971,000 of principal as well as the related interest. Proceeds from the sale of radio stations totaled $14,034,000, net of advance payments received prior to December 31, 1998.

         Cash used in financing activities amounted to $4,810,000 during the nine months ended September 30, 1999. This represents the redemption of the convertible preferred stock for $2,450,000, the repurchase of the Company's common stock of $825,000, and the cash used to repay debt.

Subsequent Events

         In October 1999, the Company received payment in full on its $15.0 million note receivable due from CRN (see "Liquidity and Capital Resource").

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

State of Readiness

         To operate its business, the Company relies on certain information technology ("IT") and non-technology systems, including its payroll, accounts payable, banking and general ledger systems. The Company does not maintain any proprietary IT systems and has not made any modifications to any of the IT systems provided to it by outside vendors. The Company has used an outside IT consultant to assess the readiness of its hardware and software. This assessment has been completed and the remediation needed to bring the Company's systems into compliance is scheduled to be completed by November 25, 1999. As part of this remediation process, the Company replaced its voice-mail system during the second quarter of 1999 at a cost of approximately $8,000.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company filed a lawsuit in the fall of 1996 against ABC Radio Networks, Inc. ("ABC Radio") and The Walt Disney Company ("Disney") (collectively, "ABC/Disney"). On September 30, 1998, the jury entered a verdict in favor of the Company and awarded the Company $20 million in damages for breach of contract by ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret by Disney. On January 15, 1999, although the United States District Court for the District of Minnesota upheld the jury's findings as to liability, it set aside the jury's verdict on causation and damages. The Company filed a Notice of Appeal on February 12, 1999, and the Company intends to pursue its appeal of the judgment. Certain personnel and financial resources will be used to this end.

Item 2.  Changes in Securities.

         a.       Not applicable.

         b.       Not applicable.

         c. On July 27, 1999, the Company issued warrants to purchase 300,000 shares of its Common Stock, exercisable at $1.92 per share, to the four principal officers of Curious Pictures Corporation. Each warrant becomes exercisable to the extent of 50% of the shares purchasable thereunder on January 1, 2001, provided that the warrant holder is then employed by Curious Pictures. If the holder of the warrant agrees to extend his or her employment agreement with Curious Pictures through December 31, 2004, such warrant will become exercisable as to the remaining 50% of the shares purchasable thereunder on January 1, 2004. Each warrant expires on December 31, 2004. This issuance was in connection with the Company's purchase of 1% of the equity of Curious Pictures and the Company's right to acquire an additional 50% of the equity of Curious Pictures from the four principal officers of Curious Pictures.

                  The above issuance was made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which provides an exemption for transactions not involving a public offering. The purchasers of the securities described above acquired the warrants for their own account and not with a view to any distribution thereof to the public. At its issuance, the foregoing securities were restricted as to sale or transfer, unless registered under the Act, and the documents representing such securities contained a restrictive legend, stating that the securities were not to be offered, sold, or transferred other than pursuant to an effective registration statement under the Act, or an exemption from such registration. In addition, the recipients of such securities received or had access to material information concerning the Company, including but not limited to the Company's reports on Form 10-KSB, Form 10-QSB and Form 8-K, as filed with the Securities and Exchange Commission. No underwriting commissions or discounts were paid with respect to the issuances of the securities described above.

         d.       Not applicable.


Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  3        Articles of Incorporation, as amended.

                  27       Financial Data Schedule

         b.       Current Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K (File No. 0-21534) with the Commission during the quarter for which this report is filed:

                  1. The Company's Current Report on Form 8-K filed on July 2, 1999, relating to the Company doing business as iNTELEFILM and changing its ticker symbol to "FILM."

                  2. The Company's Current Report on Form 8-K filed on August 4, 1999, relating to the Company's purchase of 51% of the equity in Curious Pictures Corporation.

                                   SIGNATURES




            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 8, 1999.

                                             iNTELEFILM Corporation


                                       BY:   /s/ James G. Gilbertson
                                             -----------------------------------
                                             James G. Gilbertson
                                       ITS:  Chief Operating Officer and Chief
                                             Financial Officer


EXHIBIT INDEX

3        Articles of Incorporation, as amended.

27       Financial Data Schedule