Form 10KSB
period 1999-12-31
INTELEFILM CORP
filed 2000-03-28
CIK 882160

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                         COMMISSION FILE NUMBER 0-21534

                             iNTELEFILM CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                       Children's Broadcasting Corporation
                                  (former name)
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
| |

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         The issuer's revenues for its most recent fiscal year were $67,342,653.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 1, 2000 was approximately $20,409,920.

         The number of shares of the common stock of the issuer outstanding as of March 1, 2000 was 6,388,966.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the document listed below have been incorporated by reference to the indicated part of this Form 10-KSB.

DOCUMENT INCORPORATED BY REFERENCE                      PART OF THE FORM 10-KSB

Definitive Proxy Statement for the Company's 2000       Item 10 of Part III
Annual Meeting of Shareholders

================================================================================


                                                 TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----


PART I   .........................................................................................................2

         ITEM 1     DESCRIPTION OF BUSINESS.......................................................................2
         ITEM 2     DESCRIPTION OF PROPERTY.......................................................................8
         ITEM 3     LEGAL PROCEEDINGS.............................................................................8
         ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................9

PART II  ....................................................................................................... 10

         ITEM 5     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....................................10
         ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....................................10
         ITEM 7     FINANCIAL STATEMENTS......................................................................18-51
         ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE.........................................................................52

PART III ........................................................................................................52

         ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............................................52
         ITEM 10    EXECUTIVE COMPENSATION.......................................................................54
         ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................55
         ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................56
         ITEM 13    EXHIBITS, LIST AND REPORTS ON FORM 8-K.......................................................58

SIGNATURES.......................................................................................................61

EXHIBIT INDEX....................................................................................................62


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

GENERAL OVERVIEW

         Over the past year, iNTELEFILM(sm) Corporation (the "Company") has transformed itself into a leading source of services for the television commercial production and related media business industry through acquisitions and the establishment of relationships in the industry, and now offers the most extensive production capability for television commercials, music videos and related media available in the United States and the exclusive services of established talent (See General Overview of 1999 Events and Transactions). In January 1999, the Company completed its exit from the children's radio business when it sold the last of its radio stations to Radio Unica Corp.

          The Company believes that the expanded number of television channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create significant opportunities for the Company in traditional braodcast media and on the Internet.

         During 1999, the Company increased its ownership interest in Harmony Holdings, Inc. ("Harmony"), a company which produces television commercials, music videos and related media, from 49.1% to 55.2%. For reporting purposes, the Company now consolidates Harmony's financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary. On March 23, 2000, the Company announced its proposal to commence an exchange tender offer to the shareholders of Harmony to acquire all of the outstanding shares of Harmony not currently owned by the Company. The Company proposes to offer one share of its common stock for every 13.75 shares of Harmony's common stock.

         In January 2000, the Company, through its relationships with AT&T, Excalibur Technologies, The Source Maythenyi and Spot Rocket, announced the formation of webADTV.com, Inc. ("webADTV"). webADTV, a wholly-owned subsidiary of the Company, was organized to provide a complete web based source of communications, commerce, solutions and services to advertising agencies and other companies in the advertising campaign production industry.

         The Company's services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Minneapolis, Detroit, Dallas and San Francisco as well as regional markets. The Company provides commercial production services to such major advertisers as Acura, Anheuser Busch, AT&T, Audi, Bank of America, Blue Cross, Coca Cola, Canon, Disney, Kellogg's, Kodak, McDonald's, Motorola, Nike, Nintendo, Reebok, Sears, Sony, State Farm and Visa. The Company also works with such major advertising agencies as Leo Burnett, Bozell Worldwide, Foote, J. Walter Thompson, DDB Needham, Young & Rubicam and Fallon McElligot.

         The Company was incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to the Company herein include its subsidiaries, unless otherwise noted. The Company's executive office is located at 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416, and its telephone number is (612) 925-8840. The Company's website is http://www.intelefilm.com.

BUSINESS AND ACQUISITION STRATEGY

         COMMERCIAL PRODUCTION STRATEGY

         It is the Company's objective to provide an end-to-end commercial production solution for advertising agencies enabling the Company to provide the highest level of service to its clients. To do so, the Company intends to further expand its television commercial production service business and holdings through acquisitions and/or opportunities within its present divisions. The Company intends to seek to acquire production service companies, such as rental, editing, designing/marketing, post-production or music companies. The Company believes that it can increase revenues and profits through the acquisition of production companies and related service companies.

         By creating this infrastructure, the Company believes it can also create a community for creative talent including a highly effective and cost-efficient professional support organization, experienced executive producers and integrated production services. The Company believes key talent will recognize that the Company will provide an environment conducive to creativity by relieving them and production management of the responsibility of business and financing operations while providing a measure of financial stability. Key talent will also recognize the possibility of the Company taking a long-term interest in their career that traditional, independent production houses typically do not provide.

         The Company believes the primary benefits of its strategy include:

         - offering more extensive services than its competitors;
         - attracting key talent;
         - higher overall profit margins;
         - economies of scale;
         - centralization of accounting, legal and marketing functions; and
         - the ability to receive support services at lower costs.

         The Company believes it should have adequate capital to continue its acquisition strategy and business plan over the next 12 months. However, should a potential acquisition be greater than the Company's current cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan. There can be no assurance that the Company will consummate any additional acquisition or that any acquisition, if consummated, will ultimately be advantageous or profitable for the Company.

INTERNET STRATEGY

         As the leader in television commercial production, the Company has developed a high level of expertise in the development of short form video and advertising. The Company has assessed its strengths in these areas and has identified several Internet initiatives:

         -  utilization of the Internet for productivity gains;
         -  development of a global presence;
         - creation of short form content via the Company's directorial talent pool for use on the Internet;
         - development of new advertising solutions for the Internet through integration of character-based content; and
         - creation of the leading business to business portal to serve the advertising agency industry.

         The Company believes the Internet can be used for greater communication within each of its divisions, sales network and as a solution to provide lower costs and improve productivity and information availability. Additionally, the Company currently spends approximately $750,000 per year to dub and send directorial reels to advertising agencies and their clients. The Company is exploring the elimination of this process through Internet video systems including a beta version of the inteleSource.org ("inteleSource") system described below.

         DEVELOPMENT OF SHORT FORM CONTENT AND ADVERTISING

         The Company is also exploring the use and development of short form video together with the development of new Internet advertising models. Recent studies have shown that banner ads create only a 0.2% click through rate. It is the Company's belief that rich media advertising is a key to developing greater advertising revenue models for the Internet. Although the Company recognizes that current broadband parameters still limit the development of rich media advertising for the mass market, the Company believes that there will be solutions to these barriers. Additionally, the Company believes that rich media advertising to individuals while they are at work is a viable opportunity due to high speed access at most business locations. As such, the Company has begun to establish relationships with broadband providers to maintain an awareness and participate in seeking the solution to the advertising revenue models. In February 2000, the Company announced a relationship with Hitplay, an entertainment video delivery network, pursuant to which the Company will develop, produce and deliver original and archival entertainment video to Hitplay and Hitplay will deliver the video over the Internet.

         The Company currently retains the exclusive services of approximately 60 commercial directors. The Company believes that this director pool has the video expertise necessary to meet the growing demand for short form video on the Internet. The Company intends to leverage its talent base to explore the convergence of content and technology over the Internet.

         DEVELOPMENT OF A BUSINESS TO BUSINESS PORTAL

         In January 2000, the Company formed webADTV. webADTV will provide a complete web based source of communications, commerce, solutions and services to the advertising agencies and other companies in the advertising campaign production industry including news and information from affiliate content providers, an e- commerce business generated from a wide range of affiliated design and production sources and its subscription based archiving and retrieval service, inteleSource. Initially, the portal will focus on the workflow needs critical to advertising agencies in the $60 billion television commercial production arena. webADTV will later expand to meet the service needs of advertising agencies in all areas including print, media, newspaper, magazines and outdoor. The Company believes the portal will differentiate itself from future competitors due to the uniqueness of its service oriented subscriber based inteleSource archiving system. The Company also anticipates that the portal will generate revenues through advertising and pay per view content specifically created for advertising agencies.

         In connection with the development of the business to business portal, the Company, in development with AT&T and Excalibur Technologies Corporation ("Excalibur"), announced the creation of inteleSource, a digital video archiving and retrieval service designed specifically for global advertising agencies, the Company's core customer. AT&T and Excalibur will provide dynamic hosting, connectivity and video content management technologies for the data-based service and the Company will provide its relationships with advertising agencies and its expertise in commercial production. The Company believes that there is a great need for on-demand digital archiving and retrieval of video assets by global advertising agencies and that the Company will be able to couple its agency relationships with the AT&T infrastructure and the new Excalibur architecture in order to manage video content over networks to take additional steps in web-enabling its services. inteleSource is a web based digitized video storage and retrieval service designed exclusively for use by global advertising agencies and their clients. Utilizing Excalibur Screening Room technologies powered by AT&T Labs technology, inteleSource encodes television commercials with specific searchable criteria such as ISCI codes, clients, products, directors, producers, and creatives, empowering agencies and their clients to more efficiently manage and retrieve assets from their extensive video libraries.

         inteleSource provides an Internet solution to advertising agencies who do not have a reliable or efficient manner to search their commercial video library. Currently, advertising agencies collect and store the commercials produced for their clients on 3/4 inch video tape. Because commercials are stored on individual reels, the creative personnel do not have a system to quickly review all the reels in their library by selected categories. Instead, each reel would have to be viewed separately. inteleSource minimizes this process to better serve the creative personnel's need to review past advertising campaigns, specific director work or, for example, all the car commercials produced by the agency. Additionally, inteleSource encodes and digitizes each new commercial produced by the advertising agency and stores the commercial on the agency's archive system. In addition to the need to archive commercials, webADTV intends to further develop the archiving capabilities of the service to include agency specific programming. As an example, the portal could utilize the system to archive various seminars, spots of the week or interviews with various industry lumaries.

         There can be no assurance that webADTV's business plan will be completed or if completed, that the business plan will be successful.

         BUSINESS DESCRIPTION

         The Company's primary business is the production of television commercials, music videos and related media. The expertise, reputation and creative vision of the commercial director roster and the ability of the Company to deliver the commercial in an efficient manner defines the production company's role. The Company's customers are typically advertising agencies acting on behalf of a television advertiser.

         The Company's marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Nationally, the advertising and commercial production industry has experienced an increase in the number of markets for television commercials. Generally, the Company's budgeted price for a commercial ranges from $200,000 to $400,000 and occasionally exceeds $1,000,000.

         The Company's services are marketed by a staff of sales representatives who seek out available commercial projects suitable for the Company's commercial directors. These efforts are usually directed towards advertising agencies located in New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco, Minneapolis and other regional markets.

         Sales personnel hired by the Company work exclusively for the Company out of offices located in Los Angeles and New York. The Company also employs independent sales representatives on a select basis. The Company is seeking to coordinate its sales efforts in a more efficient manner to enhance revenues.

         To sell a commercial director's work, the sales staff uses the commercial director's reel as its primary tool which contains samples of the director's work demonstrating the director's creativity and experience. The reels are continuously updated and provided to the advertising agencies who generally act as the decision maker.

         The Company also advertises in trade publications and has sponsored agency events on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

         The Company attracts and retains commercial directors by offering such directors the opportunity to work in an organization with a highly effective sales force and a high-quality staff of executive producers and support staff. The Company offers directors the ability to work in an environment that fosters creativity by relieving directors of the worry and burden of running a business or financing the projects on which they work.

         Ad agencies award jobs to commercial production companies with an accompanying bid. The award bid contains all of the costs associated with that particular commercial and is broken down into direct costs of production, director's fees, insurance and the production company's fee. The production company and producer of the commercial carefully monitor costs throughout the filming process. The pre-approved bid is often altered during filming due to agreed upon new creative options or unexpected occurrences such as inclement weather. When this occurs, and the project costs exceed the original budget, the increased cost is paid for by the agency and its client.

         In most circumstances, the Company bills the advertising agency for 33%-70% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the contract price is generally paid in one or more installments by the agency within 30 to 120 days after completion of the principal photography. The accounts receivable write offs have traditionally been less than 2% of all business.

         A small percentage of the Company's business is derived from the production of music videos. The production cycles for music videos is similar to that of television commercials, but the budgets are generally smaller. The client for the music videos is usually the record company or the performer directly.

         The television commercial production industry is a highly fragmented multi-billion dollar industry, with most of the Company's competitors being relatively small operations. The Company believes that its large director roster with its range of creative ability, expertise and wide experience coupled with the Company's reputation and advertising agency relationships, provide the Company with a competitive edge in its current markets.

         GENERAL OVERVIEW OF 1999 EVENTS AND TRANSACTIONS

         During 1999, the Company utilized its resources to purchase an aggregate of 456,600 additional shares of common stock of Harmony at prices ranging from $0.94 to $1.03 per share. Such purchases increased the Company's ownership interest in Harmony, a company which produces television commercials, music videos and related media, from 49.1% to 55.2%. For reporting purposes, the Company consolidates Harmony's financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary.

         In January 1999, the Company completed the sale of the radio broadcast licenses and certain other assets of its remaining three radio stations KAHZ(AM), Dallas, KIDR(AM), Phoenix and WJDM(AM), New York to Radio Unica Corp. The Company used a portion of the proceeds of that transaction to redeem all of its 606,061 shares of Series B Convertible Preferred Stock which were issued in June 1998. The preferred stock was redeemed at $4.04 per share, or $2.45 million. Upon the sale to Radio Unica Corp. the Company completed the exit from its former business plan.

         In February 1999, the Company incorporated a new subsidiary, Buffalo Rome Films, Inc. ("Buffalo Rome") which will seek out independent film opportunities. During 1999, the Company entered into an agreement regarding the production of a picture entitled "True Rights" which was based on a screenplay written by Meg Thayer. In exchange for providing certain financing of the production, the Company acquired a one-third equity interest in the screenplay, production of "True Rights" and any other material relating thereto. In addition, the Company will receive a percentage of the net proceeds from the distribution and exploitation of "True Rights" in all media and all sources worldwide after the Company receives, the sum equal to 125% of its respective contribution to the production of "True Rights." The Company's financing obligation totaled $126,000 and was paid in full during the filming of the project. The Company has no assurance as to the amount of return, if any, that the investment will produce. Investment in independent films involves a high degree of risk. As a result, the Company has limited its involvement in this area.

         In March 1999, the Company acquired Chelsea Pictures, Inc. ("Chelsea") by merging it with Chelsea Acquisition, Inc., a newly formed subsidiary of the Company with Chelsea as the surviving corporation. Chelsea engages in the production of television commercials, independent films and related media. In 1999, Chelsea had revenues of approximately $16.7 million. In exchange for the stock of Chelsea, the Company issued to Steve Wax, Chelsea's sole shareholder, 125,000 shares of the Company's Common Stock with an additional 75,000 shares to be issued to Mr. Wax contingent upon Chelsea obtaining certain earnings before interest, taxes, depreciation, and amortization ("EBITDA") levels. Subsequent to the merger transaction, the Company repaid approximately $887,000 of Chelsea's liabilities in existence at the time of the merger. Also, in connection with this transaction, Chelsea entered into certain employment and commercial production director agreements.

         In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock. The repurchases have been made in accordance with Exchange Act Rule 10b-18, and are subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares are canceled and returned to the Company's authorized capital stock. As of March 1, 2000, the Company had repurchased an aggregate of 488,900 shares at prices ranging from $1.53 to $2.06 per share.

         In June 1999, as part of its repositioning into the television commercial production industry, the Company began doing business as iNTELEFILM(sm) and changed its Nasdaq symbol from "AAHS" to "FILM." On September 30, 1999, the Company and Children's Radio of Kansas City, Inc., a subsidiary of the Company, merged and in the process of the merger the Company changed its name from Children's Broadcasting Corporation to iNTELEFILM Corporation.

         Effective as of August 1, 1999, the Company purchased the Option and Share Transfer Agreement ("Option Agreement") entered into by Harmony and the four principal executives (collectively, "Curious Management") of Curious Pictures Corporation ("Curious Pictures") dated December 15, 1996, from Curious Management. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's right to purchase the 50% equity interest had fully vested and was exercisable for consideration totaling $50. Following its purchase of the Option Agreement, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. The Company also acquired a 1% equity interest in Curious Pictures owned by Curious Management that was initially conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by the Company for the aforementioned acquisitions aggregated $3.0 million consisting of $1.5 million in cash and $1.5 million note payable bearing an interest rate of 8%, due May 31, 2000. The Company believes it has adequate resources to satisfy the note payable. As a result of this transaction, the Company currently owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

         In October 1999, the Company received payment in full on its $15.0 million note receivable from Catholic Radio Network ("CRN"). The Company believes that with the sums received on this note, it should have adequate capital to continue its acquisition strategy and business plan over the next 12 months.

         SALE OF RADIO STATIONS ACQUIRED PURSUANT TO FORMER BUSINESS STRATEGY.

         In August 1998, the shareholders of the Company approved the sale of substantially all of the assets related to the Company's radio stations. During the fall of 1998 and early 1999, the Company completed the sale of all of its radio stations and exited its former business strategy.

         TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

         The Company has pending service mark applications and claims trademark and service mark rights to and ownership in a number of marks including, but not limited to, iNTELEFILM(sm) Corporation, iNTELEFILM.com(sm), Chelsea Pictures(sm), Wraparoni(sm), Populuxe Pictures(sm), inteleSource.org(sm), webADTV.com(sm), Curious Pictures Corporation(sm), Harmony Holdings, Inc.(sm), The End, Inc.(sm), Beginning Entertainment, Inc.(sm), The Moment Films, Inc.(sm), Unscented, Inc.(sm) and Gigantic Entertainment, Inc.(sm). In addition, the Company has trademark and service mark rights to a number of marks in connection with its former business strategy.

         EMPLOYEES

         The Company had 76 employees, including one part-time employee, at the end of its last fiscal year. No employee is represented by a union. Some of the Company's subsidiaries are signatory to several talent and collective bargaining agreements related to the physical production of commercials. Personnel covered by such agreements are hired on a freelance basis solely for a specific production and do not have an employment relationship with the Company. The Company believes its relations with employees are satisfactory. Also, see "Certain Relationships and Related Transactions."

         ITEM  2        DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota. The Company pays for its executive office space through its management fee with Media Management, LLC (" MMLLC"), an entity owned by Messrs. Christopher T. Dahl and Richard W. Perkins, each a director of the Company. See "Certain Relationships and Related Transactions."

         Chelsea leases an office facility in New York City which consists of approximately 5,000 square feet. This lease requires an annual rent of $132,000 and expires on September 30, 2002. Chelsea also leases an office facility in Hollywood, California, at an annual rent of $59,760 and expires on March 31, 2000.

         Curious Pictures leases two office spaces in New York City and one office space in San Francisco, California. One New York office lease consists of approximately 20,708 square feet which requires an annual rent of $290,731 and expires on January 31, 2008. The other New York office lease requires an annual rent of $151,500 and expires on November 30, 2004. The San Francisco office lease consists of approximately 3,741 square feet, requires an annual rent of $41,040 and expires on August 31, 2003.

         The End, Inc.'s California facility is located at 433 South Beverly Hills Drive in Beverly Hills, California. The lease is for ten years ending in October 2008 at a monthly rate for $21,909. The End, Inc.'s current New York facility is located at 75 Varick Street, New York, New York and is shared with Populuxe Pictures, Inc. The lease is for ten years ending in August 2009 at a monthly rate of $9,282.

         Harmony Holdings, Inc. also leases office space located at 420 South Beverly Hills Drive in Beverly Hills, California, on a month to month basis at a monthly rate of $1,950.

         The Company carries general commercial liability insurance coverage on its leased property. The Company believes that such insurance is adequate to cover any losses that may occur on such property.

         ITEM  3        LEGAL PROCEEDINGS

               On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February 1999. On February 16, 2000, the Company presented its oral argument to the 8th Circuit Court of Appeals in St. Paul, Minnesota. As of March 28,

2000, the 8th Circuit Court of Appeals had not yet ruled on the appeal. The Company intends to pursue its appeal of the judgment and, to this end, certain personnel and financial resources will be used.

                  Except as described above, the Company is not a party to any material legal proceedings.

         ITEM  4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's most recently completed fiscal year.

         EXECUTIVE OFFICERS OF THE REGISTRANT

               The following table provides information with respect to the Company's executive officers as of March 1, 2000. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office.

         NAME                       AGE              POSITION
         ----                       ---              --------
         Christopher T. Dahl        56               Chairman of the Board, President and Chief Executive Officer
         James G. Gilbertson        38               Chief Operating Officer
         Steven C. Smith            44               Chief Financial Officer
         Jill J. Theis              29               Secretary and General Counsel
         Michael N. Delgado         40               Executive Vice President of Marketing

         Christopher T. Dahl has been President, Chief Executive Officer and Chairman of the Company since its inception in February 1990. Mr. Dahl also serves as Chairman of the Board, President and Chief Executive Officer of Harmony, a company which produces television commercials, music videos and related media, of which the Company is the largest shareholder and is the Chairman of the Board of webADTV. Messrs. Dahl and Perkins own MMLLC. Employees of MMLLC provide certain administrative, legal and accounting services to the Company and Harmony. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

         James G. Gilbertson has served as the Company's Chief Operating Officer since April 1996 and its Chief Financial Officer from July 1992 until December 21, 1999. In January 2000, Mr. Gilbertson was appointed the Chief Executive Officer, President and director of webADTV. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also the Chief Operating Officer of Harmony. Mr. Gilbertson is also a director of Founders Food & Firkins, Ltd., a company which owns and operates Granite City Brewery, a microbrewery restaurant in St. Cloud, Minnesota.

         Steven C. Smith became the Chief Financial Officer of the Company on December 21, 1999. Mr. Smith has been with the Company since October 1998. Formerly the Chief Financial Officer of DIC Entertainment Animation Television and the Vice President of Finance of Orion Television, Mr. Smith brings more than 20 years experience with companies such as the Walt Disney Company. Mr. Smith has also performed as a financial consultant to special effects houses, TV and Satellite Broadcasters and technology companies. On December 21, 1999, Mr. Smith also became the Chief Financial Officer of Harmony.

         Jill J. Theis joined the Company in March 1997 and has served as the General Counsel and Secretary since February 1999. From January 1996 to March 1997, Ms. Theis worked for the law firm of Holper, Welsh, Mitchell

& Joanis, P.A. in Minneapolis, Minnesota. From 1993 to 1997, Ms. Theis attended law school at William Mitchell School of Law in St. Paul, Minnesota. Ms. Theis is also the General Counsel and Secretary of Harmony.

         Michael N. Delgado oversees the marketing and sales efforts of the Company and has been with the Company since March 1997. A graduate of the University of Southern California School of Fine Arts, Mr. Delgado has orchestrated national marketing campaigns and has been involved in worldwide branding efforts for a variety of corporations including Patagonia and Lucky Brand Clothing Companies. Mr. Delgado gained significant operations experience in his capacity as President of SenDel Automotive Corporation, a manufacturer of aluminum automotive wheels whose customers included Toyota Motor Company.



                                     PART II

         ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Common Stock of the Company, which currently trades under the symbol "FILM", has been included in the Nasdaq National Market since February 1996, on the Nasdaq SmallCap Market between May 1993 and February 1996, and on the over-the-counter Bulletin Board from the completion of the Company's public offering in 1992 until May 1993. The following table sets forth the approximate high and low closing prices for the Common Stock for the periods indicated as reported by the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                      PERIOD                                                        HIGH          LOW
                      ------                                                        ----          ---

                      1998
                         First Quarter......................................     $ 4.3125      $  2.8125
                         Second Quarter.....................................       4.0625         3.0000
                         Third Quarter......................................       3.3125         2.8750
                         Fourth Quarter.....................................       3.6875         2.8125

                      1999
                         First Quarter......................................    $  3.0630      $  1.7190
                         Second Quarter.....................................       2.1880         1.5000
                         Third Quarter......................................       2.5630         1.5000
                         Fourth Quarter.....................................       5.2500         1.6250

         As of March 1, 2000, the Company had approximately 307 shareholders of record and approximately 2,500 beneficial owners.

         The Company has never declared or paid any cash dividends on its Common Stock and does not intend to declare or pay cash dividends on its Common Stock in the foreseeable future. The Company currently expects to retain any earnings to finance its business. The declaration or payment by the Company of dividends, if any, on its Common Stock in the future is subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements and other relevant factors.

         ITEM     6        MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         The Company has transitioned itself out of the radio broadcasting industry and into the commercial production services industry. The transition from the radio broadcasting industry was effectively completed with the closing of the sale of the Company's radio stations in January 1999. As such, in 1999 the broadcasting industry revenues and expenses, exclusive of the gain on the sale of the radio stations, were insignificant.

         The transition into the commercial production service industry occurred with the Company's acquisition of a majority interest in Harmony, and Curious Pictures, and a 100% interest in Chelsea. As a result of acquiring a majority interest in Harmony and Curious Pictures, the Company began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony's results from operations are consolidated for the period beginning April 1, 1999 (the "Consolidated Reporting Period"). Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a traditional "Management's Discussion and Analysis" comparison of the changes in the revenue and expense caterogies from 1998 to 1999 would not be meaningful. Accordingly, information detailing the origin of the production revenues and expenses has been provided.

         The Company's total revenues increased $64,776,000 from $2,567,000 in 1998 to $67,343,000 in 1999. The Harmony production companies produced revenues of $49,394,000 during the Consolidated Reporting Period while the Company's two production companies added in the current year, Chelsea and Populuxe, provided $17,849,000 of the 1999 revenues. The remaining $100,000 of revenues produced were related to the broadcasting entities held by the Company until mid-January 1999. Populuxe is a start-up production company. The Company purchased and began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 84% during 1999. The Company believes the cost of production as a percentage of revenues will decrease as its production companies retain more directors and these directors become more established. Additionally, the Company believes it will continue to realize greater cost benefits such as vendor discounts which may lower the overall cost of production.

         Selling expenses of the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Harmony's selling expenses were $1,987,000 during the Consolidated Reporting Period, while selling expenses at Chelsea and Populuxe were $668,000 in 1999.

         General and administrative expenses at the production companies consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Harmony's general and administrative expenses were $4,881,000 during the Consolidated Reporting Period, while general and administrative expenses at Chelsea and Populuxe were $2,186,000 in 1999.

         Expenses related to the Company's broadcasting entities held until mid-January 1999 were $91,000.

         Stock option compensation was $2,121,000 in 1999 and includes the following: (i) $50,000 of expense related to options granted to members of the Company's Board of Directors, (ii) $1,908,000 of expenses related to previously existing options granted to Curious Management, and (iii) $163,000 of expense related to current options granted to Curious Management.

         Corporate charges decreased $1,941,000 during 1999 from $5,614,000 in 1998 to $3,673,000 in 1999. This decrease is attributable in part to a decrease in legal, accounting and outside service fees which were elevated in 1998 due to the activity related to the sale of the radio stations. Additionally, during 1999 there was a decrease in litigation expenses of $2,737,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time. Corporate charges of $1,001,000 during the Consolidated Reporting Period are attributable to Harmony.

         Depreciation and amortization decreased $285,000 in 1999 from $1,949,000 in 1998 to $1,664,000 in 1999. Depreciation and amortization related to Harmony was $599,000 for the Consolidated Reporting Period. The overall decrease in depreciation and amortization is a result of the Company's sale of its radio stations. The Company reported $675,000 of amortization expense during the Consolidated Reporting Period related to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         A net gain of $16,264,000 was realized in 1999 from the sale of three of the Company's radio stations to Radio Unica. In the third quarter of 1999, a gain of $120,000 was realized related to the sale of 90% of the common stock of The End (London), a previously consolidated subsidiary of Harmony.

         Interest income for 1999 was $1,555,000 compared to $300,000 in 1998. This increase of $1,255,000 was due primarily to interest earned through October 1999 from the $15,000,000 note receivable due from CRN and the interest earned from the advances made to Harmony prior to the Consolidated Reporting Period. Interest expense decreased $4,336,000 from $5,485,000 in 1998 to $1,149,000 in 1999. This decrease in interest expense resulted from the payoff of the majority of the Company's debt in existence at the time of the radio station sales in October 1998 and January 1999.

         A tax provision of $1,102,000 consisting of Alternative Minimum Tax and state income taxes was reported in 1999. This represents taxes estimated to be due as a result of the sale of the radio stations.

         Net income of $7,340,000 was realized in 1999 compared to $6,890,000 in 1998. This increase was due primarily to the sale of the radio stations and the reduction of those stations' operating losses.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, as measured by its working capital, was $9,863,000 at December 31, 1999, compared to a deficit of $5,507,000 at December 31, 1998. This increase in working capital was due to the sale of three radio stations to Radio Unica, the payoff of related debt, and the receipt of $15,000,000 upon payment of the note receivable from CRN.

         In January 1999, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Dallas, KIDR(AM), Phoenix, and WJDM(AM), New York to Radio Unica. The Company received gross proceeds of $29,250,000 for the stations' assets which had a net book value of approximately $11,304,000 at the time of the sale. The Company recognized approximately $1,682,000 in transaction costs, including bonuses paid to management, employees and Media Management, LLC, recorded a tax provision of $1,102,000, and paid off all but $981,000 of its debt outstanding at the time of closing. The following is a description of the non-operational use of the proceeds, net of debt repayments, from the Radio Unica transaction:

         - The Company redeemed 606,061 shares of Series B Convertible Preferred Stock which were issued in June 1998 for an aggregate of $2,450,000.

         - The Company advanced Harmony $3,290,000 in cash payments to unsecured note receivable agreements which are due on demand and bear an interest rate of 14%. As of December 31, 1999, approximately $3,326,000 (including interest) was outstanding. These notes as well as the related interest are eliminated in the Company's consolidation of Harmony for periods after April 1, 1999.

         - The Company acquired all of the issued and outstanding common stock of Chelsea for $1,135,000, representing 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,000 of liabilities net of assets.

         - The Company's Board of Directors authorized the repurchase of up to 500,000 additional shares of its common stock. As of December 31, 1999, the Company had repurchased an aggregate of 488,900 shares for an aggregate of approximately $918,000 at prices ranging from $1.53 to $2.06.

         - The Company purchased 51% of Curious Pictures, a commercial production company, from Curious Management for $1,500,000 in cash and $1,500,000 pursuant to a promissory note bearing 8% interest, due May 31, 2000. Curious Pictures was a majority-owned subsidiary of Harmony, which now owns 49% of Curious Pictures.

         In October 1999, the Company received payment in full on its $15,000,000 note receivable due from CRN. Management believes that with this replenishment of working capital (of which $9,863,000 remained available at December 31, 1999) as the foundation of its acquisition capital, the Company should have adequate capital to meet its ongoing working capital needs and continue its new business plan and acquisition strategy in the near term. Anticipated uses of cash in the near term include payment of the accrued radio station income tax liability of $1,033,000 and payment of the short-term note payable of $1,500,000 due to Curious Management in March and May 2000, respectively. Additionally, the Company intends to further replenish its acquisition capital by replacing the operating line of credit in existence at December 31, 1999. This line of credit had outstanding borrowings of $3,549,000 at December 31, 1999, which have subsequently been repaid in full pursuant to the lender's call of the debt. Such a line will provide working capital for the Company's existing divisions which it currently finances internally. However, should a potential acquisition require greater capital than the Company's cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the implementation of its full business plan.

         The Company began executing its business plan to acquire production companies with the acquisition of Chelsea in March 1999, a majority interest in Harmony in April 1999, and the acquisition of 51% of Curious Pictures in August 1999. The Company intends to further expand its television commercial production business and holdings through acquisitions and opportunities within its present divisions. The Company seeks to explore the consolidation of commercial production companies in an effort to increase its commercial production director pool. In addition, the Company intends to acquire production service companies, such as rental, editing, design/marketing, post-production and music companies. The Company believes that gross revenues and profits can be increased through the acquisition of private production companies and related service companies.

         In January 2000, the Company continued the implementation of its business plan through the incorporation of webADTV, a subsidiary of the Company which will combine the digital archiving and retrieval service, inteleSource with additional web enabled services, news, and information under development to the global advertising industries and their clientele. webADTV currently seeks to expand and brand its infrastructure to include numerous in-demand vertical services such as research, media planning and buying, competitive monitoring, video and print delivery and the services of agency business partners. In addition, webADTV intends to create useful e-commerce based affiliates and establish carriage relationships with recognized advertising industry news and information content providers. There can be no assurance that webADTV's business plan will be completed, or if completed, that the business plan will be successful. In February 2000, webADTV granted the right to purchase approximately 3,330,500 shares of webADTV common stock to various individuals. If all options were exercised, the Company's ownership in webADTV would be diluted to 84%.

         In November 1999, two of the principal officers of The End, a wholly owned subsidiary of Harmony, resigned. Under their agreements with The End, certain of the commercial directors of The End now have the right to terminate their agreement with The End. To date, one of The End's commercial directors has exercised his right to terminate his agreement and ended his exclusive representation by The End. The departure of the two principal executives and of the one commercial director, have not, to date, had any material impact on The End's revenues. During the Consolidated Reporting Period, The End produced revenues of $18,487,000 and an operating loss of $601,000. No assurance can be given that these departures will not cause further negative impact on operations or financial performance of The End. The impact of the departure of the foregoing individuals of The End on the Company's liquidity and profits/losses is not currently ascertainable; however, it has reduced The End's overhead.

         Consolidated cash was $15,986,000 at December 31, 1999 and $254,000 at December 31, 1998, an increase of $15,732,000.

         Cash used in operating activities during 1999 was $5,673,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at December 31, 1999 increased $2,720,000 from December 31, 1998, other receivables at December 31, 1999, decreased $471,000 and prepaid expenses at December 31, 1999 increased $261,000 during that same time period. Accounts payable at December 31, 1999, decreased $2,248,000 from December 31, 1998, accrued expenses at December 31, 1999 increased $530,000 from December 31, 1998, and deferred income increased $950,000 during the same period.

         During 1999, net cash obtained through investing activities was $23,289,000 and was provided primarily by the sale of the radio stations to Radio Unica net of proceeds utilized for the direct payment of outstanding debt. Prior to the April 1, 1999, consolidation of Harmony's financial statements, advances to Harmony under note receivable agreements were $2,986,000 net of Harmony's repayments. Proceeds from the sale of radio stations totaled $29,045,000, net of advance payments received prior to December 31, 1998.

         Cash used in financing activities amounted to $1,884,000 during 1999. This represents the redemption of the convertible preferred stock for $2,448,000, the repurchase of the Company's common stock of $931,000, less the increased borrowings under Harmony's line of credit.

         SEASONALITY AND INFLATION

         The Company does not believe that seasonality or inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

         YEAR 2000 READINESS DISCLOSURE

         Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of the Company, its vendors, suppliers or other critical third parties with whom the Company conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect the Company's business, operating results, and financial condition.

         As of March 1, 2000, the Company has not experienced and does not anticipate any material adverse effects on its production equipment, systems or operations as a result of Year 2000 issues. Business is continuing as usual, and internal equipment and systems will continue to be monitored for any likely disruptions. Further, as of March 1, 2000, the Company has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom the Company conducts business. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

         Although the transition to the Year 2000 did not have any significant impact on the Company or its equipment, systems and operations, the Company will continue to monitor the impact of the Year 2000 on its equipment and systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

         In the aggregate, the Company has spent approximately $8,000 to address Year 2000 issues and does not anticipate spending any additional material amounts relating to Year 2000 issues.

         NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

         CAUTIONARY STATEMENTS

         OUR VENTURE INTO TELEVISION COMMERCIAL PRODUCTION MAY NOT PROVE ADVANTAGEOUS OR PROFITABLE. We have changed our business focus from the programming of children's radio to the production of television commercials and related media. Although we believe favorable opportunities exist in the television commercial production industry, the industry is highly fragmented and we cannot assure you that we will be successful in completing our revised business plan, or if completed, that the revised business plan will be advantageous or profitable. We cannot assure you that our competitors will not try to consolidate commercial production companies and production service companies. We cannot assure you that consolidation, if it occurs, will be advantageous or profitable. We do not have any understandings, commitments or agreements with respect to any future acquisitions or that any acquisitions, if consummated, will be advantageous or profitable.

         WE MAY LOSE MONEY ON OUR INVESTMENT IN HARMONY AND HAVE LITTLE ABILITY TO CUT POTENTIAL LOSSES DUE TO THE ILLIQUID NATURE OF HARMONY'S STOCK. As of March 1, 2000, we had invested approximately $9.7 million in purchasing Harmony common stock and had advances receivable from Harmony and Curious Pictures of approximately $3.7 million in cash. The excess of our investment in Harmony's common stock over Harmony's net book value is primarily reflected as goodwill on our consolidated balance sheet. Our advances to Harmony are eliminated through financial statement consolidation for reporting purposes. Over the last year, Harmony shut down Harmony Pictures, Inc. and sold 90% of The End (London). Ltd., each a former subsidiary, due to continued losses. In February 1999, Harmony's common stock was removed from listing on the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board. Until such time as Harmony receives a new working line of credit, we have agreed to act as Harmony's lender and fund Harmony's operations as necessary. At this time, we receive no additional compensation for providing such lending services to Harmony. There can be no assurance that the notes receivable will be repaid or that our investment in Harmony will not lose value or that we will be able to dispose of our Harmony common stock should we decide to do so.

         WEBADTV.COM, INC. MAY BE UNABLE TO IMPLEMENT ITS BUSINESS PLAN. In January 2000, we announced the formation of webADTV, a subsidiary which will combine the digital archiving and retrieval service, inteleSource with additional web enabled services, news, and information under development to the global advertising industries and their clientele. webADTV seeks private placement financing in order to expand and brand its infrastructure to include numerous in-demand vertical services such as research, media planning and buying, competitive monitoring, video and print delivery and the services of agency business partners. As a result of such financing, our equity ownership in webADTV may decrease. In addition, there can be no assurance that webADTV will be successful in obtaining such financing or if obtained, such financing will be sufficient to implement its business plan. Further, there can be no assurance that webADTV's business plan will be completed or if completed, that the business plan will be successful.

         WE MAY BE UNABLE TO ACQUIRE ADDITIONAL TELEVISION COMMERCIAL PRODUCTION COMPANIES OR PRODUCTION SERVICE COMPANIES WITHOUT ADDITIONAL FINANCING. The availability of capital may impact our ability to consummate future acquisitions as we try to consolidate commercial production companies and production service companies. There can be no assurance that we will obtain such financing when required, or if available, that the amount or terms of such financing would be acceptable or favorable to us. Additional financing could require the sale of equity securities, which could result in significant dilution to our shareholders.

         TELEVISION COMMERCIAL DIRECTORS AND OTHER KEY PERSONNEL COULD LEAVE US, IMPAIRING OUR DEVELOPMENT AND PROFITABILITY. The television commercial production business is driven by its personnel and creative talent. We recognize that a major part of our success in this industry will depend upon the hiring and continued engagement or employment of our directors and other key personnel. To this end, we have entered into various director and employment agreements which range from two to five years in length. However, there can be no assurance that we will be able to retain such talent, nor that such directors and employees will fulfill their obligations to us nor that they will seek renewal at the end of their current agreements. In general, with one exception, we do not maintain life insurance on any of our television commercial directors or other key personnel.

         WE MAY LOSE OUR APPEAL AGAINST ABC/DISNEY. On September 30, 1998, a jury in the Court ruled in our favor in connection with litigation for breach of contract and misappropriation of trade secrets that we had commenced against ABC/Disney and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC/Disney both misappropriated our trade secret information, however, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused damages to us or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. We filed a Notice of Appeal in February 1999. On February 16, 2000, we presented our oral argument to the 8th Circuit Court of Appeals. As of March 28 2000, the 8th Circuit Court of Appeals had not ruled on the appeal. We intend to pursue our appeal of the judgment and to this end, certain personnel and financial resources will be used. We cannot assure you that we will be successful on our appeal.

         OUR STOCK IS THINLY TRADED, CREATING POSSIBLE LIQUIDITY PROBLEMS FOR SHAREHOLDERS WHO SEEK TO SELL. Our common stock is currently listed on the Nasdaq National Market. We cannot assure you our common stock will ever be actively traded on such market or that, if active trading does develop, it will be sustained.

         OUR STOCK PRICE MAY BE VOLATILE. The market price of our Common Stock has been subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results, changes by financial research analysts in their estimates of our earnings, conditions in the economy in general or in the television commercial production industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting us or the television commercial production industry. During 1999, the market price of our Common Stock ranged from a high of $5.25 on December 8, 1999, to a low of $1.50 on May 28, 1999. We cannot assure you that purchasers of our common stock will be able to sell such stock at or above the prices at which it was purchased.

         THE SALE OF OUR STOCK MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FALL. We had 6,388,966 shares of Common Stock outstanding as of March 1, 2000, and we also had warrants and options outstanding to purchase additional Common Stock totaling 3,450,616 common shares exercisable at prices ranging from $1.63 to $13.00 per share. The sale of such shares and the sale of additional Common Stock which may become eligible for sale in the public market from time to time upon exercise of warrants and stock options could have the effect of depressing the market price for our Common Stock.

         WE DEPEND ON MANAGEMENT SERVICES RENDERED BY AN ENTITY WHICH MAY FAVOR ITS OWN INTERESTS OVER OURS. We share with Harmony certain management services provided by MMLLC which is owned by Messrs. Dahl and Perkins, each our director and a director of Harmony. The management services consist of administrative, legal and accounting services. Such arrangements may present conflicts of interest in connection with the pricing of services provided.

         OUR MANAGEMENT HAS THE ABILITY TO SIGNIFICANTLY AFFECT THE OUTCOME OF SHAREHOLDER VOTING, INCLUDING THE POSSIBILITY OF TAKING ACTIONS CONTRARY TO THE PREFERENCES OF SHAREHOLDERS AT LARGE. As of March 1, 2000, approximately 24.8% of our outstanding Common Stock was beneficially owned by our current executive officers and directors. Accordingly, such persons may be able to significantly influence our business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

         THE EXISTENCE OF OUR SEVERANCE PLAN MAY PREVENT A CHANGE IN CONTROL OR A LIQUIDATION OF OUR ASSETS. We adopted a severance plan which provides significant benefits to two executive officers and one non-employee director following a change in control. Christopher T. Dahl, our Chief Executive Officer, President and Chairman of the Board, James G. Gilbertson, our Chief Operating Officer, and Richard W. Perkins, one of our directors, are eligible to receive lump sum severance payments under the plan. Based upon 1999 annual gross base salaries, the plan participants would receive an aggregate of approximately $2.0 million following a change in control The plan also provides for accelerated vesting of outstanding options and other benefits following a change in control. The existence of our severance plan could deter or delay a takeover or other change in control.

         OUR ABILITY TO ISSUE PREFERRED STOCK MAY PREVENT A CHANGE OF CONTROL. The Board of Directors, without any action by our shareholders, has the authority to issue the remaining undesignated and unissued authorized shares and to fix the powers, preferences, rights and limitations of such shares or any class or series thereof, without shareholder approval. Persons acquiring such shares could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. We are subject to certain provisions of the Minnesota Business Corporation Act which limit the voting rights of shares acquired in "control share acquisitions" and restrict certain "business combinations." Such provisions, as well as the ability to issue undesignated shares, could have the effect of deterring or delaying a takeover or other change in control, deny shareholders the receipt of a premium on their Common Stock and depress the market price of our Common Stock.

         OUR ABILITY TO DILUTE UNFRIENDLY POTENTIAL ACQUIRORS MAY PREVENT A CHANGE IN CONTROL. On February 14, 1998, the Board of Directors declared a dividend of one common share purchase right (a "Right") for each share of our Common Stock outstanding as of the close of business on February 27, 1998. Each Right will entitle the registered holder to purchase from us, after the Distribution Date (as defined in the Rights Agreement), common shares at an initial price of $18.00. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire us without conditioning the offer on a substantial number of Rights being acquired or redeemed. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Board of Directors may, at its option and in its sole and absolute discretion, redeem the Rights as provided in the Rights Agreement.

         YEAR 2000 ISSUES MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS. As of March 1, 2000, we have not experienced and do not anticipate any material adverse effects on our equipment, systems and operations as a result of Year 2000 issues. However, our failure, or the failure of our vendors, suppliers or other critical third parties with whom we conduct business to achieve Year 2000 compliance on a timely basis could materially adversely affect our business, operating results and financial condition.



         ITEM     7        FINANCIAL STATEMENTS

                                           INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
         iNTELEFILM CORPORATION
         Independent Auditors' Report............................................................................19
         Consolidated Financial Statements
                  Balance Sheets.................................................................................20
                  Statements of Operations.......................................................................21
                  Statement of Shareholders' Equity..............................................................22
                  Statements of Cash Flows....................................................................23-24
         Notes to Consolidated Financial Statements...........................................................25-51


                          INDEPENDENT AUDITORS' REPORT




Board of Directors
iNTELEFILM Corporation

We have audited the accompanying consolidated balance sheets of iNTELEFILM Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iNTELEFILM Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 8, 2000, except Note 8 and 10 dated March 17, 2000

                             INTELEFILM CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                    -----------------------------------
               ASSETS                                                                     1999                1998
                                                                                    ---------------     ---------------
Current assets:
    Cash and cash equivalents                                                       $    15,986,385     $       253,905
    Accounts receivable, net of allowance for doubtful
       accounts of  $339,216 and $39,000, respectively                                    8,626,251             -
    Accounts receivable - affiliates (Note 13)                                              373,239             280,438
    Radio station assets available for sale (Note 2)                                        -                11,391,402
    Other accounts receivable                                                               642,076             331,527
    Prepaid expenses                                                                      1,563,122             279,816
                                                                                    ---------------     ---------------
               Total current assets                                                      27,191,073          12,537,088

Note receivable (Note 2)                                                                    -                15,000,000
Investment in and notes receivable from Harmony (Note 4)                                    -                 5,421,322
Property and equipment, net (Note 5)                                                      2,957,455             120,385
Goodwill, net (Note 3 and 6)                                                              6,730,446             -
Other assets                                                                                738,878             -
Deferred debt issue costs (Note 9)                                                          -                   742,737
                                                                                    ---------------     ---------------
               Total assets                                                         $    37,617,852     $    33,821,532
                                                                                    ===============     ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $     3,835,891     $     2,205,212
    Accounts payable - affiliates (Note 13)                                                 175,000             363,727
    Accrued income taxes                                                                  1,032,520             328,000
    Deferred revenue (Note 2)                                                             2,392,785           2,675,556
    Other accrued expenses                                                                4,650,835           1,371,142
    Line of credit (Note 8)                                                               3,548,911             434,974
    Short-term debt (Note 3 and 7)                                                        1,500,000             -
    Long-term debt - current portion (Note 9)                                               191,933          10,665,792
                                                                                    ---------------     ---------------
               Total current liabilities                                                 17,327,875          18,044,403

Long-term debt, less current maturities (Note 9)                                            679,885             848,111
                                                                                    ---------------     ---------------
               Total liabilities                                                         18,007,760          18,892,514
                                                                                    ---------------     ---------------

Commitments and Contingencies (Note 10)                                                     -                   -

Redeemable convertible preferred stock (Note 11)                                            -                 2,448,486

Minority interest (Note 3)                                                                  139,447             -

Shareholders' equity (Note 12):
    Common stock                                                                            125,772             129,015
    Additional paid-in capital                                                           45,625,300          45,773,584
    Accumulated deficit                                                               (  25,952,927)      (  33,292,504)
    Stock subscriptions receivable (Note 13)                                          (     327,500)      (     129,563)
                                                                                    ---------------     ---------------
               Total shareholders' equity                                                19,470,645          12,480,532
                                                                                    ---------------     ---------------

               Total liabilities and shareholders' equity                           $    37,617,852     $    33,821,532
                                                                                    ===============     ===============




        See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 DECEMBER 31,
                                                                                    -----------------------------------
                                                                                          1999                1998
                                                                                    ---------------     ---------------
Revenues:
    Production contract revenues                                                    $    67,242,374     $       -
    Broadcast related revenues                                                              100,279           2,566,647
                                                                                    ---------------     ---------------
               Total revenues                                                            67,342,653           2,566,647
Costs and expenses:
    Cost of production                                                                   56,488,737             -
    Selling, general and administrative
       (exclusive of all items shown below)                                               9,722,084             -
    Broadcast related expenses                                                               90,776           4,151,665
    Corporate                                                                             2,123,734           4,714,011
    Corporate expenses paid to affiliated
       management company (Note 13)                                                       1,549,372             900,000
    Stock option compensation                                                             2,121,024             -
    Depreciation and amortization                                                         1,664,413           1,949,340
                                                                                    ---------------     ---------------

Loss from operations                                                                     (6,417,487)         (9,148,369)

Gain on sale of assets and subsidiary stock (Note 2)                                     16,383,816          26,374,904
Equity loss in Harmony (Note 4)                                                          (1,930,942)         (4,058,361)
Interest expense                                                                         (1,096,660)         (5,364,117)
Interest expense - related parties (Note 3 and 13)                                          (51,945)           (120,713)
Interest income                                                                           1,554,687             299,571
Other income (expense) - net                                                                  -                 (82,883)
                                                                                    ---------------     ---------------

Net income before income taxes                                                            8,441,469           7,900,032

Income tax provision (Note 14)                                                           (1,101,892)           (330,237)
                                                                                    ----------------    ---------------

Net income                                                                                7,339,577           7,569,795

Accretion of preferred stock                                                                -                  (680,236)
                                                                                    ---------------     ---------------
Net income available to common shareholders                                         $     7,339,577           6,889,559
                                                                                    ===============     ===============
Basic net income per share                                                          $          1.16     $          1.03
                                                                                    ===============     ===============
Diluted net income per share                                                        $          1.14     $          1.03
                                                                                    ===============     ===============
Weighted average number of shares outstanding                                             6,343,000           6,676,000
                                                                                    ===============     ===============
Weighted average number of shares outstanding - assuming dilution                         6,448,000           6,676,000
                                                                                    ===============     ===============



        See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                       COMMON STOCK             ADDITIONAL           STOCK
                                                                 ------------------------        PAID-IN          SUBSCRIPTIONS
                                                                  SHARES          AMOUNT         CAPITAL           RECEIVABLE
                                                                 ----------     ---------      -----------       --------------
         Balance at December 31, 1997                            6,649,865        132,997       46,387,536          (529,563)

Issuance of common stock in connection with note payable            69,277          1,386          225,144              -
Issuance of common stock upon exercise of options                    2,600             52            5,269              -
Repurchase of common stock                                        (271,000)        (5,420)        (882,754)             -
Accretion of redeemable convertible preferred stock                   -              -            (680,236)             -
Issuance of warrants in connection with debt financing                -              -             622,625              -
Issuance of warrants in connection with preferred stock               -              -              96,000              -
Write-off of stock subscription receivable                            -              -                -              400,000

Net income                                                            -              -                -                 -
                                                                 ---------      ---------     ------------        ----------
         Balance at December 31, 1998                            6,450,742      $ 129,015     $ 45,773,584        $ (129,563)

Issuance of common stock regarding purchase of Chelsea             125,000          2,500          247,500              -
Repurchase of common stock                                        (488,900)        (9,778)        (907,836)             -
Issuance of common stock upon exercise of options                  205,316          4,106          474,602          (222,500)
Director options compensation                                         -              -              50,400              -
Receipt of stock subscription                                         -              -                -               24,563
Other                                                               (3,540)           (71)         (12,950)             -

Net income                                                            -              -                -                 -
                                                                 ---------      ---------     ------------        ----------
         Balance at December  31, 1999                           6,288,618      $ 125,772     $ 45,625,300        $ (327,500)
                                                                 =========      =========     ============        ==========





                                                                                               TOTAL
                                                                        ACCUMULATED         SHAREHOLDERS'
                                                                          DEFICIT              EQUITY
                                                                       -------------       ---------------
         Balance at December 31, 1997                                (40,862,299)             5,128,671

Issuance of common stock in connection with note payable                    -                   226,530
Issuance of common stock upon exercise of options                           -                     5,321
Repurchase of common stock                                                  -                  (888,174)
Accretion of redeemable convertible preferred stock                         -                  (680,236)
Issuance of warrants in connection with debt financing                      -                   622,625
Issuance of warrants in connection with preferred stock                     -                    96,000
Write-off of stock subscription receivable                                  -                   400,000

Net income                                                             7,569,795              7,569,795
                                                                  --------------         --------------
         Balance at December 31, 1998                             $  (33,292,504)        $   12,480,532

Issuance of common stock regarding purchase of Chelsea                      -                   250,000
Repurchase of common stock                                                  -                  (917,614)
Issuance of common stock upon exercise of options                           -                   256,208
Director options compensation                                               -                    50,400
Receipt of stock subscription                                               -                    24,563
Other                                                                       -                   (13,021)

Net income                                                             7,339,577              7,339,577
                                                                  --------------         --------------
         Balance at December  31, 1999                            $  (25,952,927)        $   19,470,645
                                                                  ==============         ==============



         See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1999               1998
                                                                                    -------------      ------------
OPERATING ACTIVITIES:
    Net income                                                                      $ 7,339,577       $   7,569,795
    Adjustments to reconcile net income to net
       cash used in operating activities:
              Provision for doubtful accounts                                           191,010            (433,000)
              Depreciation and amortization                                           1,664,413           1,949,340
              Gain on sale of assets and subsidiary stock                           (16,383,816)        (26,374,904)
              Net barter activity                                                       -                     2,767
              Amortization and write-off of deferred debt issue costs                   742,737           1,859,389
              Write-off of stock subscription receivable                                -                   400,000
              Equity loss in Harmony                                                  1,930,942           4,058,361
              Stock option compensation expense                                       2,121,024             -
              Issuance of common stock and use of sale proceeds
                 for payment of interest                                                -                   392,093
              Decrease (increase) in (excluding subsidiary
                 acquisitions and sales):
                 Accounts receivable                                                 (2,720,445)          1,658,282
                 Other receivables                                                      470,774            (469,097)
                 Prepaid expenses                                                      (261,273)           (171,642)
              Increase (decrease) in (excluding subsidiary acquisitions and sales):
                 Accounts payable                                                    (2,248,106)            516,380
                 Deferred income                                                        950,000             -
                 Other accrued expenses                                                 530,497             170,817
                                                                                     ----------        ------------
                     Net cash used in operating activities                           (5,672,666)         (8,871,419)
                                                                                     ----------        ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (1,236,515)           (246,097)
    Investment in Curious Pictures and Chelsea                                       (1,750,382)               -
    Investment in and notes receivable from Harmony                                  (2,986,152)         (3,201,250)
    Cash acquired net of cash relinquished in acquisitions
       and sales                                                                        411,983                -
    Proceeds from sale of radio stations                                             14,045,180           8,656,990
    Proceeds from note receivable                                                    15,000,000                -
    Other capital expenses                                                             (195,309)               -
                                                                                    -----------       -------------
                     Net cash provided by investing activities                       23,288,805           5,209,643
                                                                                    -----------       -------------

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                             1,356,776             (18,864)
    Repayment of debt                                                                  (142,085)         (1,454,390)
    Proceeds from issuance of debt                                                      -                 3,627,345
    Proceeds from issuance of common stock                                              280,771               5,321
    Payment of deferred debt issue costs                                                -                   (32,792)
    Issuance (redemption) of redeemable convertible
       preferred stock                                                               (2,448,486)          1,768,250
    Repurchase of common stock                                                         (930,635)           (524,447)
                                                                                    -----------       -------------
                     Net cash provided (used in) by
                        financing activities                                         (1,883,659)          3,370,423
                                                                                    -----------       -------------

Increase (decrease) in cash and cash equivalents                                     15,732,480            (291,353)
Cash and cash equivalents at beginning of year                                          253,905             545,258
                                                                                    -----------       -------------

Cash and cash equivalents at end of year                                            $15,986,385       $     253,905
                                                                                    ===========       =============

         See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                             DECEMBER 31,
                                                                                -----------------------------------
                                                                                      1999               1998
                                                                                ---------------    ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for income taxes                                  $       421,104    $        -
                                                                                ===============    ================

    Cash paid during the year for interest                                      $       386,274    $      3,414,837
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    During the year ended December 31, 1999:

        The Company utilized radio station sale proceeds totaling $10,934,974 to pay debt collateralized by the related assets.

        The Company acquired all the issued and outstanding common stock of Chelsea (Note 3) through the assumption of $885,441 in non-cash liabilities net of non-cash assets. Additional consideration included the issuance of 125,000 shares of the Company's common stock valued at $250,000.

        Consideration the Company paid to Curious Management for the acquisition of 51% of the stock of Curious Pictures (Note 3), included a $1,500,000 note receivable due May 31, 2000.

        The Company issued 125,000 shares of common stock and received a stock subscription note receivable for $222,500.

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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Description of Business:

                    iNTELEFILM Corporation (f/k/a Children's Broadcasting Corporation) (the "Company") was incorporated under the Minnesota Business Corporation Act on February 7, 1990. Through a series of transactions, the Company believes it has become the largest producer of television commercials in the world. During the period from July 1997 through December 1999, the Company has utilized its resources to purchase a 55.2% ownership interest in Harmony Holdings, Inc. ("Harmony"), a corporation which produces television commercials, music videos and related media. Further, in April 1999, the Company became Harmony's majority shareholder and began consolidating Harmony rather than accounting for Harmony under the equity method. Additionally, in August 1999, the Company acquired a majority ownership interest in Curious Pictures Corporation ("Curious Pictures") by buying an existing option and share transfer agreement from four principle executives ("Curious Management") of Curious Pictures. As a result, Curious Pictures, a former majority-owned subsidiary of Harmony, became a direct subsidiary of the Company. The Company typically directs its services towards large advertisers and advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and Minneapolis. In March 1999 the Company acquired Chelsea Pictures, Inc. ("Chelsea"), which has offices in New York and Hollywood. Chelsea produces television commercials, independent films and related media.

                    The Company intends to further expand its television commercial production business and holdings through acquisitions and opportunities within its present divisions. The Company seeks to explore the consolidation of commercial production companies in an effort to increase its commercial production director pool. In addition, the Company intends to acquire production service companies, such as rental, editing, design/marketing, post-production and music companies. The Company believes that gross revenues and profits can be increased through the acquisition of private production companies and related service companies.

                    In 1999 and 1998, the Company also incorporated the following new subsidiaries: Buffalo Rome Films, Inc. and Populuxe Pictures, Inc. ("Populuxe"). Buffalo Rome Films, Inc. seeks out independent film opportunities and Populuxe produces television commercials with two directors and an executive staff in New York.

                    In December 1999, the Company, in development with AT&T and Excalibur Technologies Corporation ("Excalibur"), announced the creation of inteleSource, a digital video archiving and retrieval service designed specifically for global advertising agencies, the Company's core customer. AT&T and Excalibur will provide dynamic hosting, connectivity and video content management technologies for the data-based service and the Company will provide its relationships with advertising agencies and its expertise in commercial production. inteleSource is an Internet based digitized video storage and retrieval service designed exclusively for use by global advertising agencies and their clients.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Description of Business (Continued):

                      In January 2000, the Company incorporated webADTV.com, Inc. ("webADTV"). webADTV will provide a complete web based source of communications, commerce, solutions and services to the advertising agencies and other companies in the advertising campaign production industry. Initially, the Company's inteleSource will be the core of webADTV. With inteleSource, webADTV will build a full business to business portal for the advertising agency industry which will include news and information from affiliate content providers, e-commerce business generated from a wide range of affiliated design and production sources and the subscription based inteleSource archiving and retrieval service. The Company also anticipates that the portal will generate revenues through advertising and pay per view content, specifically created for advertising agencies.

                      In addition, webADTV intends to create useful, e-commerce based affiliates and establish carriage relationships with recognized advertising industry news and information content providers.

                      As Children's Broadcasting Corporation, the Company broadcast 24-hour children's radio programming, known as Aahs World RadioSM*, via satellite to markets representing approximately 40% of the U.S. population. Pursuant to its former growth strategy, the Company acquired AM radio broadcast licenses ("Radio Stations") in 14 U.S. markets. On November 3, 1997, the Company announced that it would terminate its network affiliation agreements and cease distributing its full-time Aahs World Radio programming format effective January 30, 1998. In 1998, the Company focused on the process of selling its previously acquired radio stations. The last of its radio stations were sold on January 14, 1999.

                  Consolidated Financial Statements:

                      The financial statements include the accounts of the Company and all majority-owned subsidiaries. All references to the Company in these financial statements relate to the consolidated entity. All significant intercompany accounts and transactions are eliminated in consolidation.

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

                             INTELEFILM CORPORATION

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

                  Investment in Harmony:

                      Prior to the Company becoming the majority shareholder of Harmony, the investment in Harmony (Note 4) was accounted for under the equity method of accounting. The equity method of accounting is used to account for investments made when the Company has the ability to exercise significant influence over the operating and financial policies of an investee, generally involving a 20% to 50% interest in those investees.

                      Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. Additionally, the excess of the Company's prorata share of the investee's net assets is amortized over the estimated useful life of the underlying assets.

                  Goodwill:

                      Goodwill primarily represents the excess of the Company's purchase price, including additional payments over the fair market value of Harmony, Chelsea and Curious Pictures net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over seven years for all periods.

                  Revenues:

                      The Company produces television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which are typically less than one month in duration. At December 31, 1999 and 1998, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts which require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

                     The Company reports broadcast related revenue net of commissions withheld by advertising agencies.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Net Income (Loss) Per Share:

                      In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Outstanding options and warrants to purchase 2,436,666 and 3,197,317 shares of the Company's common stock at December 31, 1999 and 1998, respectively, were not included in the diluted EPS calculation as they were antidilutive. For 1999, the diluted EPS computation reflected the potential increase in common shares outstanding of 105,000, thereby diluting basic EPS by $.02 per share. For 1998 the Company's basic and diluted EPS were the same as the effect of all outstanding options and warrants were antidilutive. Additionally, the Company's preferred stock outstanding at December 31, 1998 was not included in the computation of diluted EPS as its effect would be antidilutive.

                  Income Taxes:

                      The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax basis.

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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Concentration of Credit Risk:

                     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. The Company invests available cash in money market securities of high credit quality financial institutions. The Company's accounts receivable were from customers primarily in the advertising industry. To reduce credit risk, the Company performs periodic credit evaluations of its customers, but does not generally require advance payments or collateral. Credit losses to customers operating in the advertising industry have not been material.

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

                  Segment Information:

                     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" as of January 1, 1998. Following the provisions of this Statement, the Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by the Company's management. In 1999 and 1998, the Company transitioned into the commercial production and related media business.

                  New Accounting Pronouncements:

                      Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
                      133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
                      (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  New Accounting Pronouncements:

                      Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                  Reclassifications:

                      Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

NOTE 2:           ASSET AND SUBSIDIARY STOCK SALE TRANSACTIONS

                  Radio Station Sale Transaction:

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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:           ASSET AND SUBSIDIARY STOCK SALE TRANSACTIONS (CONTINUED)

                  Radio Station Sale Transaction (Continued):

                           CRN Radio Station Sale Transaction:

                              The note receivable bore interest at 10% payable monthly, was secured by the sold station assets and virtually all of CRN's other property, whether owned prior to or subsequent to the sale transaction. The note was due in full on April 30, 2000. In October 1999, the Company received payment in full on this note.

                           Unica Radio Station Sale Transaction:

                              On October 26, 1998, the Company entered into an agreement to sell the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Fort Worth, TX, KIDR(AM), Phoenix, AZ, and WJDM(AM), Elizabeth, NJ, to Radio Unica Corp. ("Unica"). The stations assets had a net book value totaling $11,391,402 at December 31, 1998 and are included on the accompanying 1998 balance sheet as radio station assets held for sale. Under the agreement, the Company received gross proceeds of $29,250,000 in cash and incurred transaction expenses totaling $1,682,180. At the time of the sale, the asset net book value totaled $11,303,512 and the Company realized a gain on the sale of $16,264,308.

                              The agreement provided for the stations to be operated by Unica to the closing date under a Local Programming and Marketing Agreement ("LMA"). Unica prepaid a total of $2,500,000 of the LMA fees which were earned by the Company based on a monthly LMA fee of $200,000. Unica also prepaid $500,000 of the purchase price. The prepaid purchase price and any unused portion of the prepaid LMA fee was credited to the sales price at closing. At December 31, 1998, deferred revenue aggregating $2,675,556 was included on the accompanying balance sheet related to these prepayments. On January 14, 1999, the transaction closed.

                  Included in the transaction costs for the transactions closed in 1998 are bonuses paid to Company management, employees and the Management Company (Note 13) totaling $1,930,000. An additional bonus of approximately $825,000 was paid in 1999 on the close of the Unica radio station sale transaction. This additional bonus was reflected as a transaction expense for the Unica radio station sale in 1999. The bonuses were approved by the Company's board of directors and were contingent upon completion of the sale transactions.

                  The End (London) Sale Transaction:

                     Effective July 1, 1999, Harmony sold 90% of the issued and outstanding shares of capital stock of one of its consolidated subsidiaries, The End (London), LTD ("The End (London)"), to a principal executive (the "Purchaser") of The End (London) for nominal consideration. The End (London) is a commercial production company based in London, England, and, prior to this sale, was a wholly owned subsidiary of Harmony. In connection with the sale, the Company and the Purchaser entered

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:           ASSET AND SUBSIDIARY STOCK SALE TRANSACTIONS (CONTINUED)

                  The End (London) Sale Transaction:

                     into an agreement granting the Purchaser the right, under certain circumstances, to purchase the remaining 10% equity interest in The End (London) from Harmony for approximately $803,000. As a result of the sale, Harmony was relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain to the Company of $119,508.

NOTE 3:           ACQUISITIONS

                  Chelsea Pictures:

                     On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea Pictures, Inc. ("Chelsea") for 125,000 shares of common stock with a value of $250,000 and the assumption of approximately $885,441 of liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York, New York. The acquisition has been accounted for as a purchase, whereby, the purchase price and related acquisition expenses incurred of $250,382 were allocated based upon the fair market value of the assets purchased and liabilities assumed, consisting of goodwill of $1,385,823, current accrued liabilities of $1,163,584 and current assets of $278,143. Additionally, consideration for the transaction may consist of up to an aggregate of 200,000 shares of the Company's common stock, 125,000 of these shares were issued on the acquisition date. Issuance of the remaining shares is contingent upon the level of Chelsea's earnings before interest, taxes, depreciation and amortization (EBITDA) in the first year following the acquisition. If Chelsea achieves EBITDA within a range of $0 - $410,000, the previous owner will receive a proportionate number of shares up to a maximum of 50,000 shares. If Chelsea achieves EBITDA in excess of $500,000, an additional 25,000 shares will be issued. The value of the remaining shares will be treated as an adjustment to the purchase price upon issuance.

                  Curious Pictures:

                     Effective as of August 1, 1999, the Company purchased the Option and Share Transfer Agreement ("Option Agreement") entered into by Harmony and the four principal executives (collectively, "Curious Management") of Curious Pictures Corporation ("Curious Pictures") dated December 15, 1996. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's rights to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. As a result of the intrinsic value established by interim valuations of Curious Pictures and the Company's purchase of the Option Agreement, compensation expense totaling $1,907,850 has been recognized in the accompanying statement of operations resulting from the consolidation with Harmony.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:           ACQUISITIONS (CONTINUED)

                  Curious Pictures (Continued):

                     Following its purchase of the Option Agreement, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. The Company also acquired a 1% equity interest in Curious Pictures owned by Curious Management that was initially conveyed to Curious Management upon signing the Option Agreement. The consideration paid to Curious Management by the Company for the aforementioned acquisitions aggregated $3,000,000 consisting of $1,500,000 in cash and a $1,500,000 note payable bearing an interest rate of 8%, due May 31, 2000. As a result of the aforementioned transaction, the Company owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

                     In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share of Curious Pictures, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Management exercise all of their new options over the five-year term of their employment agreements, the Company will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and Harmony will own the remaining 29%. Additionally, the Company granted Curious Management warrants to purchase an aggregate 300,000 shares of the Company's common stock for approximately $1.92 per share.

                     The Company, Harmony, and Curious Management also entered into a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to the Company the shares of Curious Pictures that they earn from Harmony (the put right), and the Company obtained the right to purchase such shares from Curious Management (the call right). The price to be paid by the Company to Curious Management under the put or call is $96,774 per share. These options have been valued at their intrinsic value as of August 1, 1999 ($54,000 per option). The related compensation expense will be recognized ratably over the employment agreement service period and reflected as a minority interest on the Company's balance sheet. Further, the minority interest will be ratably accreted to the value of management's put right ($96,774 per share) over the time period from the option vesting date to the date that the put right may be exercised. During the six month period ended December 31, 1999, the Company recognized compensation expense of $162,774. The minority interest valuation aggregated $139,447 at December 31, 1999.

NOTE 4:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY

                  The Company's investment represents 55.2% and 49.1% of the outstanding common stock of Harmony at December 31, 1999 and 1998, respectively. The aggregate purchase price paid of $9,730,872 and transaction costs totaling $93,201 were allocated based on the estimated fair market value of the assets acquired consisting of common stock of $9,140,872 and stock options valued at $590,000. With this increase of ownership, the Company began to consolidate Harmony results from

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY (CONTINUED)

                  operations on April 1, 1999. All periods prior to this date were accounted for under the equity method. Accordingly, the excess of the purchase price over the Company's pro-rata share of Harmony's net tangible assets discussed below was recast from the investment in Harmony to Goodwill based on the estimated fair market value of Harmony's assets.

                  The excess of the purchase price over the Company's prorata share of Harmony's net tangible assets totaled $6,810,877 and $6,245,996 at December 31, 1999 and 1998, respectively. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven-year estimated useful life. At December 31, 1999 and 1998, accumulated amortization of the excess purchase price totaled $1,752,998 and $871,552, respectively.

                  The following schedule represents the Company's equity investments in Harmony since January 1, 1998:

                                                                 Common Stock                       Stock Options
                                                        ------------------------------------------------------------------
                                                         Number of                          Number of
                                Date                      Shares        Consideration        Shares        Consideration
                --------------------------------------  -----------    ---------------     -----------    ----------------
                Balance at December 31, 1997             2,188,731          6,149,150        750,000             590,000
                June 30, 1998 (exercise of
                 stock options)                            750,000          1,715,000       (750,000)           (590,000)
                July 2, 1998                               250,000            432,500           -                   -
                November 4, 1998                           494,231            968,750           -                   -
                                                        -----------    ---------------     -----------        ----------

                Balance at December 31, 1998             3,682,962        $ 9,265,400           -              $    -

                April 15, 1999                             225,000            229,754           -                   -
                May 21, 1999                                40,000             39,304           -                   -
                May 25, 1999                               180,000            184,575           -                   -
                June 25, 1999                                1,600              1,622           -                   -
                June 28, 1999                               10,000             10,217           -                   -
                                                        ----------     --------------     ------------       ----------

                Balance at December 31, 1999             4,139,562       $  9,730,872           -              $    -
                                                        ==========     ==============     ============       ==========

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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY (CONTINUED)

                  Consideration for the April through June 1999 purchases of 456,600 outstanding shares totaled $465,472 in cash obtained through the Company's sale of its radio stations (Note 2). These purchases increase the Company's ownership in Harmony to approximately 55.2%, and this additional ownership allows the Company to consolidate Harmony, for financial statement purposes, as of April 1, 1999, rather than accounting for the investment under the equity method as it has for all previous periods presented. No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of December 31, 1999, the Company has recognized losses in excess of its prorata share totaling $2,214,013.

                  Unsecured demand notes payable due from Harmony totaling $3,326,369 and $680,041 (including interest) are outstanding at December 31, 1999 and 1998, respectively. At December 31, 1999, these notes as well as the related interest are eliminated in Harmony's consolidation with the Company.

                  The following amounts represent Harmony's results from operations for the periods presented that Harmony was accounted for under the equity method. Such amounts have been derived from Harmony's financial statements for the fiscal years ended June 30, 1999 and 1998:

                                                                          Quarter Ended              Year Ended
                                                                          March 31, 1999          December 31, 1998
                                                                         -----------------       ------------------
                  Contract revenues                                      $      16,274,699       $       62,019,148
                  Cost of production                                            14,300,552               51,779,753
                                                                         -----------------       ------------------

                  Gross profit                                                   1,974,147               10,239,395
                  Operating expenses                                             3,620,554               18,089,550
                                                                         -----------------       ------------------

                  Loss from operations                                          (1,646,407)              (7,850,155)
                  Interest income (expense), net                                   (79,089)                (179,221)
                                                                         -----------------       ------------------

                  Loss before income taxes                                      (1,725,496)              (8,029,376)
                  Income taxes                                                     -                         (8,122)
                                                                         -----------------       ------------------

                  Net loss                                               $      (1,725,496)      $       (8,037,498)
                                                                         =================       ==================

                  Company's share of Harmony's
                     net loss                                            $      (1,725,496)      $       (3,398,841)

                  Amortization expense for the excess of the
                     investment cost over the underlying net
                     assets of Harmony                                            (205,446)                (659,520)
                                                                         -----------------       ------------------

                  Company's equity loss in Harmony                       $      (1,930,942)      $       (4,058,361)
                                                                         =================       ==================

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY (CONTINUED)

        The consolidated balance sheet of Harmony is summarized as follows:

                                                                           March 31, 1999         December 31, 1998
                                                                         -----------------       ------------------
                  Current assets                                         $       8,416,156       $        7,117,732
                  Non-current assets                                             3,159,354                3,001,164
                                                                         -----------------       ------------------

                  Total assets                                           $      11,575,510       $       10,118,896
                                                                         =================       ==================

                  Current liabilities                                           13,223,368               10,150,060
                  Minority interest                                                792,150                  -
                  Stockholders' deficit                                         (2,440,008)                 (31,164)
                                                                         ------------------      ------------------

                  Total liabilities and stockholders' deficit            $      11,575,510       $       10,118,896
                                                                         =================       ==================

                  Harmony is a public company traded over-the-counter under the symbol "HAHO". At December 31, 1999, the aggregate value of the Harmony common stock held by the Company totaled $558,841.

NOTE 5:           PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at December 31:

                                                                                                                Estimated
                                                                                                               Useful Life
                                                                    1999                  1998                   In Years
                                                              ---------------       ---------------            -----------
                  Office equipment                                    840,476               198,352                5
                  Vehicles                                             39,014                50,514                5
                  Leasehold improvements                            1,584,670               -                      5
                  Computer & production equipment                   2,828,543               -                      3
                                                              ---------------       ---------------
                                                                    5,292,703               248,866
                  Less accumulated depreciation                     2,335,248               128,481
                                                              ---------------       ---------------

                  Property and equipment, net                 $     2,957,455       $       120,385
                                                              ===============       ===============

                  Depreciation expense was $687,514 and $670,748 for the years ended December 31, 1999 and 1998, respectively.

NOTE 6:           GOODWILL

                  Goodwill consisted of the following at December 31:

                                                                                                              Estimated
                                                                                                              Useful Life
                                                                    1999                  1998                 In Years
                                                              ---------------       ---------------          ------------
                  Goodwill                                    $     8,746,640       $       -                     7
                  Less accumulated amortization                     2,016,194               -
                                                              ---------------       ---------------

                  Goodwill, net                               $     6,730,446       $       -
                                                              ===============       ===============


                  Amortization expense related to goodwill and other intangible assets totaled $976,899 and $1,278,592 for the years ended December 31, 1999 and 1998, respectively. The 1998 amortization expense relates primarily to the amortization of radio broadcast licenses.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:           SHORT-TERM DEBT - AFFILIATES

                  Directors and Shareholders:

                     In July 1998, the notes payable aggregating $1,250,000 which were issued in July 1997, were extended four months to October 22, 1998. As consideration for the extension, the holders, a partnership controlled by a Company director, a Company director individually and a less than five-percent shareholder, were offered additional warrants to purchase the Company's common stock or an increase in the note payable interest rate from 10% to 20%. Two of the holders representing $750,000 of the outstanding debt opted to receive additional warrants to purchase an aggregate of 37,500 shares of the Company's common stock. The remaining holder of outstanding debt totaling $500,000 opted for the increased interest rate of 20%. The warrants vested immediately and are exercisable at $3.06 per share for a term of 5 years. The value of the warrants was determined to be $62,625. The debt was repaid in full in October 1998 upon closing of the CRN radio station sales transaction (Note 2).

                  Curious Picture's Management:

                     Effective August 1, 1999, the Company purchased the Option and Share Transfer Agreement for the sum of $3,000,000 including cash consideration of $1,500,000 and this issuance of a promissory note for a aggregate of $1,500,000 to the four members of Curious Management ($375,000 to each member) payable on May 31, 2000 at an interest rate equal to eight percent (8%) per annum (Note 3). The promissory note requires the Company to pay interest quarterly through May 31, 2000, at which time the principal balance will be payable in full. In the event any member of Curious Management's employment with Curious is terminated or any member of Curious Management terminates his/her employment agreement prior to the payment of the promissory note, the principal amount of this promissory note will be reduced by $375,000 for such member.

NOTE 8:           LINE OF CREDIT

                  At December 31, 1998, the Company had outstanding short-term borrowings totaling $434,974 under a discretionary line of credit pursuant to the finance company credit agreement (Note
                  9). The line of credit was terminated upon its full repayment in January 1999 (Note 9).

                  In July 1998, Harmony entered into an asset based loan and security agreement due to a finance company, which is secured by virtually all its assets, is guaranteed by iNTELEFILM, and provides for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (10.0% at December 31, 1999). At December 31, 1999, $3,548,911 was outstanding on the line of credit. Subsequent to December 31, 1999, the line of credit was repaid in full pursuant to the lender's call.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:           LONG-TERM DEBT

                  Long-term debt consisted of the following at December 31:



                                                                                          1999              1998
                                                                                     ---------------  ---------------
                 Term note payable bearing interest at a variable rate (13.5% at
                 December 31, 1998). Due to the recurring requirement to meet certain restrictive financial covenants, which had not been met, this entire indebtedness was classified as current at
                 December 31, 1998. This note was paid in full in January 1999.
                                                                                     $       -        $    10,500,000
                 Covenant not-to-compete, non-interest bearing, payable in
                 quarterly installments of $37,500 through June 2006, less
                 unamortized discount at 9.25% ($197,035 and $255,531, at
                 December 31, 1999 and 1998, respectively).
                                                                                             777,965          869,469
                 Note payable bearing interest at 9%,  subsequently paid in full in
                 February 2000.                                                               57,069           80,433
                 Various other installment notes payable.                                     36,784           64,001
                                                                                     ---------------  ---------------
                                                                                             871,818       11,513,903
                 Less current portion                                                        191,933       10,665,792
                                                                                     ---------------  ---------------
                 Long-term debt, less current portion                                $       679,885  $       848,111
                                                                                     ===============  ===============


                 In November 1996, the Company entered into an agreement with a finance company (the "Credit Agreement") under which three credit facilities (the "Facilities") were established. The Facilities included a $11,500,000 term note payable, a $1,000,000 line of credit (Note 8), and a $4,000,000 acquisition facility which was not utilized.

                 From July 1997 through October 1998, the Credit Agreement was amended and restated pursuant to additional term note payable advances received by the Company aggregating $15,000,000 in 1998. The provisions of the Credit Agreement remained substantially unchanged as a result of these amendments and restatements except that the $4,000,000 acquisition facility was cancelled and the available line of credit (Note 8) was reduced from $1,000,000 to $500,000 in favor of the increased term note payable. In September and October 1998, the Company repaid $1,300,000 and $14,700,000 in connection with the 1090 and CRN radio station sales transactions (Note 2), respectively. Finally, the Credit Agreement was amended again in October 1998, primarily to reschedule installment payments due and to provide the lender a security interest in the note receivable received by the Company in the CRN radio station sale transaction (Note 2). In January 1999, the Facilities were repaid in full upon completion of the Unica radio station sale transaction (Note 2).

                 In connection with the original Credit Agreement and the amendments, the Company incurred debt issuance costs aggregating $1,310,000 in 1998. These costs included finance company fees which reduced the proceeds of the term note payable advances of $400,000 in 1998, the value of warrants granted to the finance company net of the value of cancelled previously granted warrants of $560,000 in 1998, and other transaction costs of $350,000 in 1998. The debt issuance costs have been deferred on

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:           LONG-TERM DEBT (CONTINUED)

                  the accompanying balance sheet and, prior to the complete facility repayment in January 1999, were being amortized utilizing the interest method over the remaining life of the Credit Agreement. Additionally, with each of the aforementioned facility repayments, the Company wrote-off deferred debt issue costs based on the proportionate share of principal repaid. At December 31, 1998 the unamortized value of these costs totaled $742,737, and was written off in January 1999.

                  The facilities were subject to certain restrictive covenants. As of December 31, 1998, the Company had not met certain of the covenant requirements; however, the violation was cured with the Company's repayment of the Facilities in full in January 1999.

                  Future maturities of long-term debt are as follows:

                           Year ending December 31:
                                    2000                                         $       191,933
                                    2001                                                 105,128
                                    2002                                                 112,682
                                    2003                                                 120,799
                                    2004                                                 129,458
                                    Thereafter                                           211,818
                                                                                 ---------------

                                                                                 $       871,818
                                                                                 ===============


                  The Company believes that the carrying value of the debt approximates its fair market value at December 31, 1999 and 1998.

NOTE 10:          COMMITMENTS AND CONTINGENCIES

                  Operating Leases and Other Commitments:

                      The Company leases various office and production studio space. Future minimum lease and other commitment payments are as follows for the years ending December 31:


                                    2000                                         $     1,054,672
                                    2001                                               1,053,317
                                    2002                                               1,028,896
                                    2003                                                 938,092
                                    2004                                                 925,840
                                    Thereafter                                         2,693,664
                                                                                 ---------------

                                                                                 $     7,694,481
                                                                                 ===============


                      Total rent expense was $916,077 and $771,728 for the years ended December 31, 1999 and 1998, respectively, and rent expense to related parties totaled $0 and $234,984, respectively.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Employment Contracts:

                      The Company has entered into various employment agreements with its officers and commercial directors, which obligate it to make minimum payments of approximately $9,914,047. The payments due are $3,443,901, $2,219,696, $1,747,878,
                      $1,722,487, $499,046 and $281,039, for the years ended
                      December 31, 2000, 2001, 2002, 2003, 2004 and thereafter,
                      respectively. Of these amounts $6,344,220 are for administrative personnel and $3,569,827 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

                  Officers and Director Severance Plan:

                      In April 1999, a severance plan which covers two of the Company's executive officers and one of the Company's non-employee directors was adopted. As to the officers, the plan provides for severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The applicable circumstances are (a) termination by the Company without cause (as defined) other than because of death, retirement or disability, (b) termination for good reason (as defined), or (c) termination without good reason if the date of termination is within 180 days after a change in control. Following any such termination, in addition to compensation and benefits already earned, such individual will be entitled to receive a lump sum severance payment equal to a multiple of such individual's annual gross base salary as then in effect, including amounts accrued but not paid. Based upon 1999 annual gross base salaries, lump sum severance payments aggregating $2,055,000 would be payable under the plan. The plan also provides for the accelerated vesting of outstanding stock options and certain other benefits following a change in control.

                      The plan is in effect from April 1, 1999 through March 31, 2002. Thereafter, the plan automatically renews annually unless the Company gives notice that it does not wish to extend it. In addition, the plan will continue in effect for three years after a change in control.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Pending Litigation:

                     On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20,000,000 for breach of contract against ABC Radio, $10,000,000 for misappropriations of trade secret by ABC Radio and $10,000,000 for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February 1999. On February 16, 2000, the Company presented its oral argument to the 8th Circuit Court of Appeals in St. Paul, Minnesota. The Company intends to pursue its appeal of the judgement and, to this end, certain personnel and financial resources will be used.

                     Additionally, the Company has entered an agreement with its primary counsel for this litigation. Under the agreement the counsel has agreed to make twenty-five percent of their fees contingent upon the successful outcome of this lawsuit in exchange for seven and one half percent of any settlement or judgement in favor of the Company. At December 31, 1999 and 1998, the fees contingent under this agreement totaled approximately $800,000 and $727,000, respectively.

                     Except as described above, the Company is not a party to any material proceedings. From time to time the Company is a party to litigation which is incidental to its business, including administrative proceedings.

                  401(k) Savings/Profit-Sharing Plan:

                     The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions in 1999 or 1998.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:          REDEEMABLE CONVERTIBLE PREFERRED STOCK

                  The Company has authorized 606,061 shares of $0.02 par value Series B redeemable convertible preferred stock ("the Series"). In June 1998, the Company issued 606,061 shares of the Series with a $3.30 per share stated value and warrants to purchase 100,000 shares of the Company's common stock. The Series was initially recorded on the Company's financial statements at $1,768,250 which represents the net proceeds received totaling $1,864,250 ($2,000,000 aggregate stated value less transaction costs totaling $135,750) discounted by $96,000 for the value of the warrants granted. The preferred stock carried the right of redemption or conversion into a variable number of shares of the Company's common stock upon expiration of the Company's right to redeem the series. Prior to an amendment to the related securities agreement, the Company had the right to redeem the Series for $4.04 per share until October 22, 1998. Subject to the amendment, the Company issued additional warrants to purchase 125,000 shares of the Company's common stock. The warrant issuance allowed the Company to extend its redemption right until January 1999. At that time, the preferred stock was redeemed at $4.04 per share, or $2,450,000, utilizing proceeds of the Unica radio station sale transaction (Note 2). During 1998, the Company recorded accretion of the preferred stock totaling $680,236.

NOTE 12:          SHAREHOLDERS' EQUITY

                  Common Stock:

                     The Company has authorized 50,000,000 shares of common stock at $.02 par value. The Company has voting shares of 6,099,577 and 6,261,701 issued and outstanding at December 31, 1999 and 1998, respectively, and nonvoting shares of 189,041 which are issued and outstanding at December 31, 1999 and 1998.

                  Repurchase of Common Stock:

                     In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the outstanding common stock at that time, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares are canceled and returned to the Company's authorized capital stock. As of December 31, 1999, the Company had repurchased an aggregate of 488,900 shares for an aggregate of $917,614 at prices ranging from $1.53 to $2.06 per share.

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

                             INTELEFILM CORPORATION

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

                     In May 1994, the board adopted the 1994 Director Stock Option Plan whereby 125,000 shares of the Company's common stock have been reserved. The plan provided for automatic grants of non-qualified options to purchase 3,750 shares to outside directors upon first becoming a director and an additional 3,750 shares upon each anniversary of the original grant. In April 1999, the Plan was amended to reserve 500,000 shares of the Company's common stock. At that time 45,000 options, vesting equally over three years, were granted to each of the three outside directors. All options under this plan were valued under the Black-Scholes option-pricing model resulting in $50,400 of compensation expenses recorded in 1999. The options are generally valued at the fair market value of the stock on the date of grant and expire five years thereafter.

                     In December 1999, the board adopted the 1999 Broad-Based Stock Incentive Plan whereby 400,000 shares of the Company's common stock have been reserved. The options may be granted to only non-officer employees and may be priced at not less than 100% of the fair market value on the date of grant. The options have varying vesting schedules and generally expire within five years of the date of grant.

                     A summary of the status of the Company's stock option plans as of December 31, 1999 and 1998 and changes during the years ending on those dates is presented below:




                                                                       1999                             1998
                                                        ------------------------------    -------------------------------
                                                                         Weighted-                          Weighted-
                                                                          Average                            Average
                               Fixed Options               Shares       Exercise Price        Shares      Exercise Price
                    ---------------------------------   ------------   ---------------    ------------    ---------------
                    Outstanding at beginning of year         984,276           3.19          1,372,401          5.76
                    Granted                                1,003,749           2.08          1,063,552          3.20
                    Exercised                             (  205,316)          2.33         (    2,600)         2.05
                    Forfeited                             (  181,032)          3.17         (1,449,077)         5.62
                                                        -------------                     ------------
                    Outstanding at end of year             1,601,677           2.61            984,276          3.19
                                                        ============                      ============

                    Options exercisable at year end         930,555            2.95           984,276           3.19
                    Weighted-average fair value of
                       options granted during the year                      $  1.42                          $  1.16

                             INTELEFILM CORPORATION

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

                     The following table summarizes information about stock options outstanding at December 31, 1999:



                                                    Options Outstanding                         Options Exercisable
                                      ------------------------------------------------   ---------------------------------

                                            Number     Weighted-Average   Weighted-            Number         Weighted-
                       Range of           Outstanding     Remaining        Average           Exercisable       Average
                    Exercise Prices      At 12/31/99   Contractual Life  Exercise Price      at 12/31/99    Exercise Price
                    ------------------------------------------------------------------------------------------------------
                    $1.50 to 2.99          744,249       4.3 years         $ 1.87              156,667         $ 1.79
                    $3.00 to 4.00          857,428       2.7 years         $ 3.25              773,888         $ 3.19
                                         ---------                                             -------
                                         1,601,677       3.4 years         $ 2.61              930,555         $ 2.95
                                         =========                                             =======



                     Included in the table above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance-based options is presented below:

                                                                    1999                             1998
                                                        ----------------------------     ---------------------------
                                                                        Weighted-                        Weighted-
                                                                         Average                          Average
                           Performance Options             Shares     Exercise Price         Shares   Exercise Price
                   ---------------------------------    -----------  -------------       ------------   ------------
                   Outstanding at beginning of year          66,835        $  3.19            158,750        $  7.59
                   Granted                                   61,500           2.20             66,835           3.19
                   Forfeited                              (  31,714)          3.19           (158,750)          7.59
                                                        -----------   ------------       ------------   ------------
                   Outstanding at end of year                96,621           2.56             66,835           3.19
                                                        ===========   ============       ============   ============

                   Options exercisable at year end           35,121           3.19             66,835           3.19
                   Weighted-average fair value of
                      options granted during the year                      $  1.59                           $  1.16


                     As of December 31, 1999 the performance options outstanding under the Plans have exercise prices ranging from $1.88 to $3.19 and a weighted-average remaining contractual life of
                     3.6 years.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans and employment contract warrants had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no dividend yield for each year; weighted average estimated option life 5.0; expected volatility of 82.6 and 41.3 percent; and risk-free interest rates of 5.3 and 5.4 percent.

                     Under the accounting provisions of FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                      1999                 1998
                                                                                ---------------      ----------------
                      Net income:
                           As reported                                          $     7,339,577      $      7,569,795
                           Pro forma                                                  6,400,308             5,513,782
                      Basic net income per share:
                           As reported                                                  1.16                 1.03
                           Pro forma                                                    1.01                 0.72
                      Diluted net income per share:
                           As reported                                                  1.14                 1.03
                           Pro forma                                            $       0.99         $       0.72

                  Employee Stock Purchase Plan:

                      In May 1996, the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 1999 and 1998. In 1999, they amended this plan to update for various regulation compliance. The underlying plan terms have not changed.

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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Finance Company Credit Agreement:

                     In connection with the original completion and subsequent amendments of the Credit Agreement (Note 9), the Company granted the finance company warrants to purchase an aggregate of 600,000 shares of the Company's common stock at exercise prices ranging from $3.68 to $3.76. The warrants became immediately exercisable and expire through May 2003. The warrants also are convertible into a variable number of shares of common stock which, upon conversion, allows the finance company to receive a benefit of an amount equal to the amount obtainable if the options were exercised without payment of the related exercise price.

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

                     The following table summarizes the warrants to purchase shares of the Company's common stock:



                                                                                                             Exercise
                                                                          Warrants                             Price
                                                                         Outstanding      Exercisable        Per Share
                                                                        ------------      -----------   -----------------
                    Balance at December 31, 1997                           1,700,541       1,686,540    $    2.40 - 13.80

                    Granted:
                      Credit agreement                                       200,000         200,000                 3.68
                      Credit agreement                                       200,000         200,000                 3.76
                      Short-term debt                                         37,500          37,500                 3.06
                      Preferred stock                                        100,000         100,000                 3.77
                      Preferred stock                                        125,000         125,000                 2.68

                    Canceled:
                      Credit agreement                                  (     50,000)    (     50,000)               4.40
                      Credit agreement                                  (    100,000)    (    100,000)               5.29
                                                                      --------------   --------------   -----------------

                    Balance at December 31, 1998                           2,213,041       2,199,040    $    2.40 - 13.80
                    Granted:
                      Employment agreement                                   300,000               -    $            1.92
                    Canceled:
                      Bridge loans and others                           (    537,000)    (   522,999)   $   4.00 - $13.80
                                                                      ---------------  --------------   -----------------

                    Balance at December 31, 1999                           1,976,041       1,676,041    $   1.92 - $13.00
                                                                      ==============   =============    =================

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Redeemable Convertible Preferred Stock (Continued):

                     Included in the table above are warrants issued in connection with the finance company Credit Agreement, bridge loans and other short-term notes payable. The value of these warrants is charged to interest expense over the term of the related debt agreement and during the years ended December 31, 1999 and 1998, the Company incurred interest expense aggregating approximately $302,747 and $725,378, respectively. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate.

                  Harmony Stock Options:

                     As of December 31, 1999, 1,120,500 Harmony stock options at a weighted average exercise price of $1.47 per share were outstanding. If all these options were exercised, the Company's ownership in Harmony would be diluted to 48%.

NOTE 13:          RELATED PARTY TRANSACTIONS

                  Management Agreement:

                     The Company has management services contracts with a privately held affiliate (the "Management Company") related to the Company through common control. The contracts, which expire in December 2000 and are renewable annually thereafter, require that the Company pay the Management Company a fee aggregating of $180,000 per month for services received. The management fees totaled $1,549,372 and $900,000 in 1999 and 1998, respectively. At December 31, 1999, $175,000 of these fees remained due and payable to the Management Company.

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

                  Accounts Receivable/Payable - Affiliates:

                     At December 31, 1999 and 1998, accounts receivable aggregating $373,239 and $280,438, respectively, were outstanding from several affiliates related to Company through common control or equity investment. These accounts result primarily from the allocation of shared expenses.

                     At December 31, 1998, an account payable totaling $363,727 remained due to an officer and director of the Company associated with their assistance in financing the Company's repurchases of 271,000 shares of its common stock.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:          RELATED PARTY TRANSACTIONS (CONTINUED)

                  Stock Subscriptions Receivable - Officers:

                     The Company's board of directors has, from time to time, approved the non-cash exercise of options for employees, officers and directors. At December 31, 1999 and 1998 stock subscriptions receivable of $327,500 and $129,563, respectively, remained outstanding from officers of the Company as a result of such exercises.

                  Interest Expense - Related Parties:

                     At December 31, 1999, interest expense paid to Curious Management related to the note payable resulting from the purchase of 51% of Curious Pictures (Note 3) was $51,945.

                  Note Receivable - Director:

                     In April 1999, the Company advanced a director $12,000 as evidenced by a promissory note signed by said director. The note bears an interest rate of 8% per annum and is due in full on or before April 13, 2001. As of December 31, 1999, $12,000 of principal remained due to the Company, as well as approximately $690 of related interest.

                  Payment to Officer

                     In connection with the sale of radio station KYCR(AM) (Note
                     2), Salem became the lessee for the KYCR tower site which is leased from the president and chief executive officer of the Company. The transaction was structured so that the monthly tower lease payments decreased from $4,000 per month to $2,000 per month. The Company reimburses its president for the money he would have received had the Company continued to be the lessee of the KYCR tower site.

NOTE 14: INCOME TAXES

                     At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of $3,000,000 which expire in 2012. Additionally, the federal net operating loss carryforwards for subsidiaries not consolidated for tax purposes are as follows:


                                    Carryforward               Curious
                                       Expires                 Pictures              Harmony
                                    ------------          ------------------    ----------------

                                        2005              $         -           $        251,730
                                        2006                        -                  1,721,893
                                        2007                        -                      6,430
                                        2008                        -                  2,709,559
                                        2009                        -                    348,090
                                        2011                        -                  1,366,208
                                        2013                        -                  3,108,872
                                        2019                        -                  2,428,813
                                 2020 (approximate)               2,150,000            1,300,000
                                                          -----------------     ----------------
                                                          $       2,150,000     $     13,241,595
                                                          =================     ================

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: INCOME TAXES (CONTINUED)

                  The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods. Additionally, federal net operating losses of Harmony of approximately $7,400,000 are limited to usage of $792,000 per year, due to ownership changes as defined under Section 382 of the Standard Revenue Code of 1986.

                  The income tax provisions (benefits) for the years ended December 31 are as follows:


                                                                                      1999                 1998
                                                                                ---------------      ---------------
                      Current:
                           Federal                                              $       400,000      $        183,867
                           State                                                        701,892               146,370
                                                                                ---------------      ----------------
                                                                                      1,101,892               330,237
                                                                                ===============      ================



                  A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income
                  (loss) before taxes on income is as follows:

                                                                                         1999                1998
                                                                                     ----------          -----------
                  Statutory rate (benefit)                                              34.0%               34.0%
                  Benefit of operating losses not previously recognized                (28.0)              (34.0)
                  State taxes                                                            7.0                 4.2
                                                                                     -------             -------
                  Effective tax rate                                                    13.0%                4.2%
                                                                                     =======             =======


                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                  Deferred tax assets:
                    Net operating loss carryforwards                            $     1,111,000     $     11,877,000
                    Net operating loss carryforward of
                       subsidiaries not consolidated for
                       tax purposes                                                   6,288,000                    -
                    Excess of subsidiary and equity-basis
                       investee stock tax basis over the
                       amount for financial reporting                                         -            5,515,000
                    Other items not yet deductible for tax
                       purposes                                                         220,000               20,000
                                                                                ---------------     ----------------

                  Total long-term deferred tax asset                                  7,619,000           17,412,000

                  Deferred tax liability:
                    Deferred installment gain                                                 -            3,650,000
                    Amortization and the excess of broadcasting
                       license financial reporting basis over the
                       amounts for taxes                                                      -            3,237,000
                    Depreciation                                                        190,000                    -
                                                                                ---------------     ----------------

                  Total net long-term deferred tax asset                              7,429,000           10,525,000

                  Valuation allowance for net deferred tax assets                 (   7,429,000)      (   10,525,000)
                                                                                ---------------     ----------------

                  Net deferred tax assets                                       $             -     $              -
                                                                                ===============     ================

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14: INCOME TAXES (CONTINUED)

         As the Company has posted consistent operating losses since inception exclusive of the radio station sale transactions, realization of the tax benefit related to the net deferred tax asset is uncertain. Accordingly, a valuation allowance has been recorded for the full value of the net deferred tax asset. The net change in the deferred tax valuation allowance was a decrease of $3,096,000 and $3,342,000 in 1999 and 1998, respectively.

NOTE 15: TRANSITION COMMERCIAL PRODUCTION SERVICE INDUSTRY

         The Company has transitioned itself from the radio broadcasting industry to the commercial production services industry. This transformation was effectively completed with the closing of the sale of the Company's radio stations in January 1999, and the Company's acquisition of Chelsea and a majority interest of Harmony in March and April 1999, respectively. The Company's operations between the transitioned industries are as follows:



                                                          Production          Radio
                                                           Services        Broadcasting         Corporate        Total
                                                       ---------------   ----------------  ---------------  ---------------
`
               1999
               Revenues                                     67,242,374            100,279          -             67,342,653
               Cost of production                           56,488,737            -                -             56,488,737
               Operating expenses                           13,353,119            213,462        3,704,822       17,271,403
                                                       ---------------   ----------------  ---------------  ---------------
               Loss from operations                     (    2,599,482)    (      113,183)  (    3,704,822)  (    6,417,487)
               Gain on sale of assets and
                 subsidiary stock                              119,508         16,264,308          -             16,383,816
               Equity loss in Harmony                   (    1,930,942)           -                -         (    1,930,942)
               Interest income (expense)                       -                  -                406,082          406,082
               Income tax provision                            -          (     1,101,892)         -         (    1,101,892)
                                                       ---------------   ----------------  ---------------  ---------------

                    Net income (loss)                   (    4,410,916)        15,049,233   (    3,298,740)       7,339,577
                                                       ===============   ================  ===============  ===============

               Assets                                       12,206,731             60,061       25,351,060       37,617,852
               Depreciation and amortization                 1,510,011            122,686           31,716        1,664,413
               Additions to long lived assets                5,896,570            -                 76,479        5,973,049

               1998
               Revenues                                        -                2,566,647          -              2,566,647
               Cost of production                              -                  -                -                -
               Operating expenses                              -                6,093,350        5,621,666       11,715,016
                                                       ---------------   ----------------  ---------------  ---------------
               Loss from operations                            -          (     3,526,703)  (    5,621,666)  (    9,148,369)
               Gain on sale of assets and
                 subsidiary stock                              -               26,374,904          -             26,374,904
               Equity loss in Harmony                   (    4,058,361)           -                -         (    4,058,361)
               Interest income (expense)                       -                  -         (    5,185,259)  (    5,185,259)
               Other income (expense)                          -                  -         (       82,883)  (       82,883)
               Income tax provision                            -          (       330,237)         -         (      330,237)
                                                       ---------------   ----------------  ---------------  ---------------

                    Net income (loss)                   (    4,058,361)        22,517,964      (10,889,808)       7,569,795
                                                       ===============   ================  ===============  ===============

               Assets                                          -               11,777,613       22,043,919       33,821,532
               Depreciation and amortization                   -                1,941,685            7,655        1,949,340
               Additions to long lived assets                  -                  242,932        3,204,415        3,447,347

                         CONSENT OF INDEPENDENT AUDITORS




We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-62402) pertaining to the 1991 Incentive Stock Option Plan, Stock Grants and Non-Qualified Stock Option Agreements, the Registration Statement on Form S-8 (No. 33-93546) pertaining to the 1994 Stock Option Plan, 1994 Director Stock Option Plan and the Written Compensation Agreement with R. David Ridgeway, the Registration Statement on Form S-8 (No. 333-21699) pertaining to the 1994 Stock Option Plan, the Registration Statement on Form S-8 (No. 333-21701) pertaining to the 1996 Employee Stock Purchase Plan and Non-Qualified Stock Option Agreements, the Registration Statement on Form S-3 (No. 333-06865) pertaining to the registration of 1,614,802 shares of common stock, the Registration Statement on Form S-3 (No. 333-14483) pertaining to the registration of 1,125,580 shares of common stock, the Registration Statement on Form S-3 (No. 333-21117) pertaining to the registration of 493,895 shares of common stock, the Registration statement on Form S-3 (No. 333-28315) pertaining to the registration of 318,607 shares of common stock, the Registration Statement on Form S-4 (No. 333-18575) pertaining to the registration of 5,000,000 shares of common stock and $5,000,000 of debt securities, the Registration Statement on Form S-3 (No. 333-53327) pertaining to the registration of 421,528 shares of common stock, the Registration Statement on Form S-3 (No. 333-60637) pertaining to the registration of 1,580,500 shares of common stock, the Registration Statement on Form S-3 (No. 333-67381) pertaining to the registration of 150,000 shares of common stock, of iNTELEFILM Corporation of our report dated February 8, 2000, except for Note 8 and 10 dated March 17, 2000, with respect to the consolidated financial statements included in the Annual Reports (Forms 10-KSB) for the years ended December 31, 1998 and December 31, 1999.




BDO Seidman, LLP
Milwaukee, Wisconsin
March 27, 2000

    ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

    ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Set forth below is certain information concerning the management of the Company as of March 1, 2000. There are no family relationships among any directors and any executive officers.

                                   MANAGEMENT

--------------------------------    -----------------------------------------------------
                      Name                                    Position

                                    Age
      Christopher T. Dahl           56     Chairman of the Board, President and Chief Executive
                                           Officer
      James G. Gilbertson           38     Chief Operating Officer
      Steven C. Smith               44     Chief Financial Officer
      Jill J. Theis                 29     General Counsel and Secretary
      Michael N. Delgado            40     Vice President of Marketing
      Richard W. Perkins            69     Director
      Michael R. Wigley             46     Director
      William E. Cameron            55     Director


         Christopher T. Dahl has been President, Chief Executive Officer and Chairman of the Company since its inception in February 1990. Mr. Dahl also serves as Chairman of the Board, President and Chief Executive Officer of Harmony, a company which produces television commercials, music videos and related media, of which the Company is the largest shareholder and is the Chairman of the Board of webADTV. Messrs. Dahl and Perkins own MMLLC. Employees of MMLLC provide certain administrative, legal and accounting services to the Company and Harmony. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

         James G. Gilbertson has served as the Company's Chief Operating Officer since April 1996 and its Chief Financial Officer from July 1992 to December 21, 1999. In January 2000, Mr. Gilbertson was appointed the Chief Executive Officer, President and director of webADTV. From June 1988 to July 1992, he was the Chief Financial Officer of Parker Communications, which operated a group of radio stations. From 1985 to June 1988, he was Controller of the radio division of Palmer Communications located in Des Moines, Iowa. Prior to joining Palmer Communications, Mr. Gilbertson was a practicing certified public accountant with the firm of Ernst & Young LLP. Mr. Gilbertson is also the Chief Operating Officer of Harmony. Mr. Gilbertson is also a director of Founders Food & Firkins, Ltd., a company which owns and operates Granite City Brewery, a microbrewery restaurant in St. Cloud, Minnesota.

         Steven C. Smith became the Chief Financial Officer of the Company on December 21, 1999. Mr. Smith has been with the Company since October 1998. Formerly the Chief Financial Officer of DIC Entertainment Animation Television and the Vice President of Finance of Orion Television, Mr. Smith brings more than 20 years experience with companies such as the Walt Disney Company. Mr. Smith has also performed as a financial consultant to special effects houses, TV and Satellite Broadcasters and technology companies. On December 21, 1999, Mr. Smith also became the Chief Financial Officer of Harmony.

Jill J. Theis joined the Company in March 1997 and has served as the General Counsel and Secretary since February 1999. From January 1996 to March 1997, Ms. Theis worked for the law firm of Holper, Welsh, Mitchell & Joanis, P.A. in Minneapolis, Minnesota. From 1993 to 1997, Ms. Theis attended law school at William Mitchell School of Law in St. Paul, Minnesota. Ms. Theis is also the General Counsel and Secretary of Harmony.

         Michael N. Delgado oversees the marketing and sales efforts of the Company and has been with the Company since March 1997. A graduate of the University of Southern California School of Fine Arts, Mr. Delgado has orchestrated national marketing campaigns and has been involved in worldwide branding efforts for a variety of corporations including Patagonia and Lucky Brand Clothing Companies. Mr. Delgado gained significant operations experience in his capacity as President of SenDel Automotive Corporation, a manufacturer of aluminum automotive wheels whose customers included Toyota Motor Company.

         Richard W. Perkins has been a director of the Company since its inception. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management ("PCM"), a registered investment advisor. Mr. Perkins is also a director of the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; Eagle Pacific Industries, Inc., a manufacturer of plastic pipe; Harmony; LifeCore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Quantech LTD., a developer of immunological tests; and Vital Images, Inc., a medical visualization software company.

         Michael R. Wigley was elected to the Company's Board of Directors in February 1998. Mr. Wigley is President and Chief Executive Officer of Great Plains Companies, Inc. ("Great Plains"), a building material and supply company based in Roseville, Minnesota. He has served as its President since 1989. Mr. Wigley is Chairman and Chief Executive Officer of four subsidiaries of Great Plains, as well as Chairman and Chief Executive Officer of Great Plains Properties, Inc. and TerraDek Lighting, Inc., two independent privately-held companies. Mr. Wigley is also a director of Choicetel Communications, Inc., an internet kiosk provider. He co- founded the Minnesota branch of McKinsey & Company, where he managed various teams of consultants from 1986 to 1989. Mr. Wigley holds a M.B.A. from Harvard University and a M.S. in Civil Engineering from Stanford University.

         William E. Cameron was elected to the Company's Board of Directors in April 1998. Since 1993, Mr. Cameron has been the head of International Business Development for Universal Health Communications, London, England, the largest medical-health-wellness video library in the world. Mr. Cameron also runs International Telemedicine Marketing for KZT Corporation. Mr. Cameron also serves as a director of Harmony and RME Entertainment.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of reports filed with the SEC during 1999, all applicable Section 16(a) filing requirements were satisfied except that one report on Form 5 setting forth the November 5, 1999 exercise by Christopher T. Dahl, President, Chief Executive Officer and Chairman of a stock option to purchase 125,000 shares was not filed on a timely basis.

         ITEM 10   EXECUTIVE COMPENSATION

         Information in response to this Item is incorporated herein by reference from the information set forth under the caption "Executive Compensation" in the Definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders.

         ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table contains certain information as of March 1, 2000, regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer, and (iv) the executive officers and directors as a group, and as to the percentage of the outstanding shares held by them on such date. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. The business address of Messrs. Dahl, Wigley, Cameron, Gilbertson, Delgado, Smith and Ms. Theis is 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416.

                                                                        SHARES               PERCENT
                                                                     BENEFICIALLY               OF
                                                                       OWNED (1)              CLASS
                                                           -------------------------    -----------------
         Christopher T. Dahl.......................                    1,127,668(2)        15.0%
         William Bednarczyk........................                      628,500(3)         9.0%
            6908 Gleason Road
            Edina, Minnesota 58439
         Foothill Capital Corporation..............                      600,000(4)         8.6%
            11111 Santa Monica Boulevard
            Los Angeles, California 90025
         Richard W. Perkins.....................                         518,717(5)         7.3%
            730 East Lake Street
            Wayzata, Minnesota 55391
         Perkins Capital Management, Inc...........                      680,186(6)         9.6%
            730 East Lake Street
            Wayzata, Minnesota 55391
         James G. Gilbertson...................                         235, 976(7)         3.6%
         Michael N. Delgado........................                       73,006(8)         1.1%
         Jill J. Theis.............................                       18,432(8)            *
         Steven C. Smith...........................                       50,000(8)            *
         Michael R. Wigley.........................                       68,750(9)         1.1%
         William E. Cameron........................                       33,750(8)            *
         All Directors and Executive Officers
         as a Group (8 persons)....................                    2,111,299(10)       24.8%

         ---------------
         *     Less than 1%
         (1) Securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire Common Stock within 60 days.
         (2) Mr. Dahl has the sole right to sell and has sole voting power over such shares. Includes 434,682 shares purchasable upon the exercise of options and warrants.
         (3) Based upon statements filed on a Schedule 13D with the SEC as of July 23, 1999, Mr. Bednarczyk has the sole right to sell such shares and has sole voting power over such shares.
         (4)   Represents shares purchasable upon the exercise of warrants.

         (5) Represents shares held by Mr. Perkins as trustee for various trusts of which he is sole trustee. Mr. Perkins has the sole right to sell such shares and has sole voting power over 336,460 of such shares. Includes 167,257 shares purchasable upon the exercise of options and warrants.
         (6) Based upon statements filed with the SEC as of February 2, 2000, PCM is a registered investment adviser of which Richard
               W. Perkins, a director of the Company, is President. As set forth in Schedule 13 D filed with the SEC on February 2, 2000, PCM has the sole right to sell such shares and has sole voting power over 149,051 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. This excludes shares beneficially owned by Mr. Perkins.
         (7) Includes 231,476 shares purchasable upon the exercise of options.
         (8)   Represents shares purchasable upon the exercise of options.
         (9)   Includes 33,750 shares purchasable upon exercise of options.
        (10) Includes 1,042,353 shares purchasable upon exercise of options and warrants.

         ITEM  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         LEASES

         Until October 30, 1998, the studios and tower site of WWTC(AM) and KYCR(AM) were located in St. Louis Park, Minnesota. The studio facility consisted of approximately 12,000 square feet. The tower site included four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site was leased from Mr. Dahl at a total annual rent of approximately $114,000, and the studio site was leased from 5501 Building Partnership, a partnership consisting of Messrs. Dahl and Perkins at an annual rent of approximately $132,000. In connection with the sale of radio station KYCR(AM), Salem became the lessee for the KYCR(AM) tower site lease. The transaction was structured so that the monthly tower lease payments decreased from $4,000 a month to $2,000 a month. The Related Party Transaction Committee has approved the Company's reimbursement to Mr. Dahl for the money he would have received had the Company continued to be the lessee of the KYCR(AM) tower site through October 31, 2008.

         Until February 28, 1999, the Company leased certain office space at 724 First Street North, Minneapolis, Minnesota, the Company's former executive offices, from 724 Associates, a partnership consisting of Messrs. Dahl, Perkins and Stephen L. Wallack, a shareholder of the Company. These facilities were leased at annual rental of $54,000. The arrangements were approved by the Related Party Transaction Committee of the Company's Board of Directors, which is comprised of disinterested directors, and the Company believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties. On March 1, 1999, the Company assigned all of its rights and obligations under the lease to 5501 Building Partnership, an entity owned by Dahl and Perkins.

         MANAGEMENT SERVICES FROM AN AFFILIATE

         From July 1993 through July 1998 the Company received administrative, legal and accounting services from RMC, an entity owned by Messrs. Dahl, Perkins, and Russell Cowles II. Mr. Cowles, a former director-elect of the Company, is a beneficiary and trustee of John Cowles Family Trust, a shareholder of the Company. Since August 1998, the Company has received such services from MMLLC, an entity owned by Messrs. Dahl and Perkins. MMLLC provides corporate, legal, accounting and financial services to the Company, CAC and Harmony. The Company also subleases its executive offices from MMLLC. The Company pays a set monthly fee of $125,000 for the services listed above. All outside services directly attributable to the Company are billed directly to the Company. The Company paid MMLLC an aggregate of $1,095,000 for such services during the fiscal year ended December 31, 1999 and an aggregate of $ 375,000 for such services during the fiscal year ended December 31, 1998. Harmony pays a set monthly fee of $55,000 for services provided to it. Harmony paid MMLLC an aggregate of $463,720 for such services during its fiscal year ending June 30, 1999 and $0 for its fiscal year ending June 30, 1998. The Company paid RMC an aggregate of $525,000 for such services during fiscal year ended December 31, 1998. The salaries of three of the Company's officers, Messrs. Gilbertson, Smith and Ms. Theis are paid by MMLLC. The services of the Chief Operating Officer, Chief Financial Officer and the General Counsel are also rendered by Messrs. Gilbertson, Smith and Ms. Theis, respectively, on a shared basis with Harmony. Additionally, MMLLC received additional payments of $550,000 in connection with the closing of the sale of the radio stations to 1090, Salem, CRN and Radio Unica Corp.

         HARMONY-RELATED TRANSACTIONS

         In connection with the July 1997 acquisition by the Company of shares of common stock of Harmony, the Company borrowed an aggregate of $1.25 million from three parties: Rodney P. Burwell, a former director of the Company, Pyramid Partners, L.P., an entity of which PCM is the managing partner, and William M. Toles, a shareholder of the Company. Mr. Perkins, a director of the Company, is President and Chief Executive Officer of PCM. Messrs. Perkins and Toles are members of the Board of Directors of Harmony. Their loans were evidenced by notes bearing interest at 10% per year, payable on July 25, 1998. Additionally, warrants to purchase an aggregate of 125,000 shares of Common Stock at $4.00 per share were issued to those lenders. In June 1998, the Company received extensions from Messrs. Toles and Burwell and Pyramid Partners in exchange for an option for either additional warrants or for an increase in the interest rate on the outstanding balance of the loan. Mr. Toles and Pyramid Partners elected to receive additional warrants to purchase 12,500 and 25,000 shares of the Company's common stock at a price of $3.06 per share for a term of five years, respectively, and Mr. Burwell elected to receive an increase in the interest rate to 20%. On November 3, 1998, the Company repaid Messrs.
Toles and Burwell and Pyramid Partners in full.

         Messrs. Dahl and Perkins are directors of Harmony, an entity of which the Company is the largest shareholder. In January 1998, the Company received proceeds of $611,000 and paid debt issuance costs of $39,000 through the issuance of a note payable to Harmony on face amount of $650,000. The Company repaid the entire note along with accrued interest in June 1998.

         In April 1998, the Company assigned to Pyramid Partners, L.P.; Perkins & Partners, Inc., Profit Sharing Plan & Trust and Christopher T. Dahl & State Bank of New Prague Joint Account all of its right to purchase 225,000 shares of common stock of Harmony at $2.50 per share from Glenn B. Laken, a shareholder of Harmony. In October 1998, the Company repurchased the 225,000 shares of common stock of Harmony at $2.75 per share from Pyramid Partners, L.P., Perkins & Partners, Inc. Profit Sharing Plan & Trust and Christopher T. Dahl & State Bank of New Prague Joint Account.

         From November 1998 to March 2000, the Company has advanced Harmony operating funds under notes receivable of which approximately $3.7 million remain outstanding as of March 1, 2000. The notes receivable bear an interest rate of 14%. Also, until such time as Harmony receives a new working line of credit, the Company has agreed to fund Harmony's operations as necessary. At this time, the Company receives no additional compensation for providing such services to Harmony.

         OTHER

         In connection with the sale of the assets to CRN, Christopher T. Dahl, Chairman of the Board of Directors, President and Chief Executive Officer of the Company entered into a three (3) year Consulting and Non- Circumvention Agreement with CRN, pursuant to which Mr. Dahl received payment of $750,000. Also, in connection with the sale of the assets to Radio Unica, Mr. Dahl entered into a two (2) year Non-Competition Agreement with Radio Unica, pursuant to which Mr. Dahl received payment of $750,000. The fees provided for under these agreements are payable whether or not CRN or Radio Unica requests Mr. Dahl to perform any services thereunder.

         In April 1999, after consulting with an outside consulting firm, the Board of Directors adopted a severance plan which covers two of the Company's executive officers, Christopher T. Dahl and James G. Gilbertson, and one of the Company's non-employee directors, Richard W. Perkins. As to the officers, the plan provides for severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined in the plan). The applicable circumstances are (a) termination by the Company without cause (as defined in the plan) other than because of death, retirement or disability (only as it pertains to Messrs. Dahl and Perkins), (b) termination for good reason (as defined in the plan), or (c) termination without good reason if the date of termination is within 180 days after a change in control. Following any such termination, in addition to compensation and benefits already earned, such individual will be entitled to receive a lump sum severance payment equal to a multiple of such individual's annual gross base salary from MMLLC, Harmony and the Company as then in effect, including amounts accrued but not paid. The applicable multiples for Messrs. Dahl and Perkins are five and for Mr. Gilbertson two. Based upon 1999 annual gross base salaries, Messrs. Dahl and Gilbertson would be eligible to receive lump sum severance payments of $1,455,000 and $350,000, respectively. As to Mr. Perkins, he would be entitled to receive a lump sum severance payment of $250,000. Mr. Perkins is participating in the plan in consideration of his status as a founding director of the Company and his ongoing consulting with management, for which he has not received separate compensation. The plan also provides for the accelerated vesting of outstanding stock options and certain other benefits following a change in control. The plan is in effect from April 1, 1999 through March 31, 2002. Thereafter, the plan automatically renews annually unless the Company gives notice that it does not wish to extend it. In addition, the plan will continue in effect for three years after a change in control.

         In November 1999, Mr. Dahl exercised his right to purchase 125,000 shares of the Company's common stock at a price equal to $1.625 per share by executing a note receivable to the Company for the principal amount of $203,125 at an interest rate equal to 6% per annum. The Company's Board of Directors approved the loan and exercise of the options.

         In August 1998, the Board of Directors of the Company authorized the repurchase of up to 400,000 shares of common stock pursuant to Exchange Act Rule 10b-18 whereby such repurchase was to be made through a broker through purchases of common stock in the open market in the Company's name and on its behalf. The Company subsequently determined that the broker did not follow the Company's instructions with respect to the purchase of such shares and canceled its authorization for the repurchase of shares. The broker then advised the Company that it has accumulated 385,000 shares of common stock for its own account and presented Company with the opportunity to purchase such shares, but the Company was unable to effect such purchase because of delays in connection with the closing of the sale of assets to CRN and restrictions placed upon the Company by its lender. Two of the Company's directors, Christopher T. Dahl and Richard W. Perkins, with the consent of the Board, initiated negotiations with the broker to acquire the broker's shares and financed the acquisition of 171,000 shares of the Company's common stock from the broker for their own account and assumed all market and other risks associated therewith. Upon the closing of the sale of the assets to CRN, the Company purchased 171,000 shares of the Company's common stock from Messrs. Dahl and Perkins at their actual cost, including financing expenses associated therewith in the amount of approximately $563,000 and assumed the financing obligations of Messrs. Dahl and Perkins at Key Community Bank. In January 1999, the Company repaid in full along with interest its indebtedness with Key Community Bank. The Company canceled the repurchase of shares pursuant to its 1998 repurchase plan.

         Lance W. Riley, former Secretary and General Counsel of the Company, had an of counsel relationship with Hessian & McKasy, P.A. ("HMPA"), one of the law firms which represented the Company in connection with the ABC/Disney litigation. During 1997, the Company paid HMPA legal fees of $883,749 and disbursements of $106,480. During 1998, the Company paid HMPA legal fees of $419,299 and disbursements of 50,735 in connection with the ABC/Disney litigation.


         ITEM   13       EXHIBITS, LIST AND REPORTS ON FORM 8-K

                (a)      Exhibits
                         3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Form 8-K filed October 1, 1999).
                         3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration
                                  Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).
                         4.1      Rights Agreement between the Company and
                                  Norwest Bank Minnesota, National
                                  Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 0-21534) filed on
                                  February 20, 1998).
                         10.1 1991 Incentive Stock Option Plan (incorporated by reference to the Company's Registration
                                  Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).
                         10.2     1994 Stock Option Plan (incorporated by
                                  reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                  December 31, 1996 (File No. 0-21534) filed on March 31, 1997, as amended by Definitive
                                  Schedule 14A (Proxy Statement) filed on July
                                  9, 1998).
                         10.3     1994 Director Stock Option Plan
                                  (incorporated by reference to the Company's
                                  Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No.
                                  0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995 and as amended by Definitive Proxy Schedule
                                  14A filed on April 29, 1999).
                         10.4     Common Stock Purchase Warrant issued by the
                                  Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                  December 31, 1996 (File No. 0-21534) filed on March 31, 1997).
                         10.5     Management Services Agreement between the
                                  Company and Media Management, L.L.C. (f/k/a
                                  Radio Management, L.L.C.) dated July 31, 1998 and effective August 1, 1998.
                         10.7     Common Stock Purchase Warrant issued by the
                                  Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on
                                  October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).
                         10.8     Common Stock Purchase Warrant issued by the
                                  Company to Foothill Capital Corporation, dated as of March 13, 1998 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                  December 31, 1997 (File No. 0-21534 filed on
                                  March 31, 1998).
                         10.9     Amended and Restated Common Stock Purchase
                                  Warrant issued by the Company to Foothill
                                  Capital Corporation, dated March 13, 1998
                                  (incorporated by reference to the Company's
                                  Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No.
                                  0-21534 filed on March 31, 1998).
                         10.10    Purchase Agreement with Catholic Radio
                                  Network, LLC dated April 17, 1998
                                  (incorporated by reference to the
                                  Registrant's Definitive Schedule 14A (Proxy
                                  Statement) filed on July 8, 1998).
                         10.11 First Amendment to the Purchase Agreement with Catholic Radio Network, LLC, dated
                                  September 29, 1998 (incorporated by
                                  reference to the Registrant's Current Report on Form 8-K filed on October 2, 1998).


                     10.12    Second Amendment to Purchase Agreement with
                              Catholic Radio Network, LLC, dated October
                              26, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.13 Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October
                              27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.14    First Amendment to the Asset Purchase
                              Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998
                              (incorporated by reference to the
                              Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.15    Amendment No. 1 to Securities Purchase
                              Agreement by and between the Company,
                              Talisman Capital Opportunity Fund Ltd.,
                              Dominion Capital Limited and Sovereign
                              Partners, L.P dated October 22, 1998
                              (incorporated by reference to the
                              Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16, 1998).
                     10.16 Form of Common Stock Purchase Warrant issued by the Company to Talisman Capital
                              Opportunity Fund Ltd. (incorporated by
                              reference to the Registrant's Current Report on Form 8-k filed on July 6, 1998).
                     10.17 Form of Common Stock Purchase Warrant issued by the Company to Dominion Capital Limited
                              (incorporated by reference to the
                              Registrant's Current Report on Form 8-K
                              filed on July 6, 1998).
                     10.18 Form of Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP
                              (incorporated by reference to the
                              Registrant's Current Report on Form 8-k
                              filed on July 6, 1998).
                     10.19    Promissory Note issued by Catholic Radio
                              Network, LLC to the Company, dated October
                              30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.20 Loan Agreement by and between the Company and CRN Broadcasting, LLC, dated October 30,
                              1998 (incorporated by reference to the
                              Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.21    Amendment No. 4 to the Amended and Restated
                              Loan and Security Agreement by and between the Company and Foothill Capital
                              Corporation, dated as of October 1, 1998
                              (incorporated by reference to the
                              Registrant's Form 10QSB for quarter ended
                              September 30, 1998 and filed on November 16,
                              1998).
                     10.22 Asset Purchase Agreement by and between the Company and 1090 Investments, L.L.C. dated
                              May 1, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A
                              (Proxy Statement) filed on July 8, 1998).
                     10.23    Amendment No. 3 to the Amended and Restated
                              Loan and Security Agreement by and between the Company and Foothill Capital
                              Corporation, dated as of May 21, 1998, and effective as of April 17, 1998 (incorporated by reference to the Registrant's Form 8-K filed on June 5, 1998).
                     10.24 Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity
                              Fund, Ltd., Dominion Capital Limited and
                              Sovereign Partners, LP dated June 25, 1998
                              (incorporated by reference to the
                              Registrant's Form 8-K filed on July 6,
                              1998).
                     10.25 Registration Rights Agreement by and between the Company, Talisman Capital Opportunity
                              Fund, Ltd., Dominion Capital Limited and
                              Sovereign Partners, LP


                                  dated June 25, 1998 (incorporated by
                                  reference to the Registrant's Form 8-K filed on July 6, 1998).
                         10.26    Common Stock Purchase Warrant issued by the
                                  Company to Talisman Capital dated June 26,
                                  1998 (incorporated by reference to the
                                  Registrant's Form 8-K filed on July 6,
                                  1998).
                         10.27    Common Stock Purchase Warrant issued by the
                                  Company to Dominion Capital Limited dated
                                  June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6,
                                  1998).
                         10.28    Common Stock Purchase Warrant issued by the
                                  Company to Sovereign Partners LP, dated June
                                  26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6,
                                  1998).
                         10.29    Guaranty by and between the Company and
                                  Heller Financial, Inc., dated July 30, 1998
                                  (incorporated by reference to Registrant's
                                  Form 10QSB for quarter ended June 30, 1998 and filed August 13, 1998).
                         10.30 Asset Purchase Agreement by and between the Company and Salem Communications Corporation for the sale of two of the Company's radio stations (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy
                                  Statement) filed on July 8, 1998).
                         10.31    Guaranty by and between the Company and The
                                  Rector, Church-Wardens and Vestrymen of
                                  Trinity Church dated July 8, 1998
                                  (incorporated by reference to the
                                  Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.32    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated November 13, 1998
                                  (incorporated by reference to the
                                  Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.33    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated November 18, 1998
                                  (incorporated by reference to the
                                  Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.34    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated December 17, 1998
                                  (incorporated by reference to the
                                  Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.35    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated January 7, 1999
                                  (incorporated by reference to the
                                  Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.36    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated January 15, 1999
                                  (incorporated by reference to the
                                  Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.37    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated January, 1999
                                  (incorporated by reference to the
                                  Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.38    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated January, 1999
                                  (incorporated by reference to the
                                  Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                  31, 1999).
                         10.39    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated February 8, 1999
                                  (incorporated by reference to the Registrant's
                                  Form 10- KSB for fiscal year ending December
                                  31, 1998 and filed on March 31, 1999).
                         10.40    Promissory Note issued by Harmony Holdings,
                                  Inc. to the Company dated February 18, 1999
                                  (incorporated by reference to the Registrant's
                                  Form 10-KSB for fiscal year ending December
                                  31, 1998 and filed on March 31, 1999).
                         10.41    Form of Promissory Note issued by Harmony
                                  Holdings, Inc. to the Company.
                         10.42    1999 Broad-Based Stock Incentive Plan.
                         10.43 1996 Employee Stock Purchase Plan as amended and restated.


                         10.44    1999 Company's Severance Policy.
                         10.45 Memorandum of Understanding by and among the Company, AT&T, and Excalibur Technologies.
                         21.1     Subsidiaries of the Company.
                         23.1     Consent of BDO Seidman, LLP.
                         27.1     Financial Data Schedule.

                (b)      Reports on Form 8-K

                         (1) The Company's Current Report on Form 8-K filed on October 1, 1999, relating to the Company's name change from Children's
                                  Broadcasting Corporation to iNTELEFILM
                                  Corporation.
                         (2) The Company's Current Report on Form 8-K filed on December 10, 1999, relating to the Company's announcement of inteleSource.


                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on March 28, 2000.



                              iNTELEFILM CORPORATION

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


         Signature                          Title                                                Date
         ---------                          -----                                                ----
         /s/ Christopher T. Dahl            President, Chief Executive Officer                   March 28, 2000
         -------------------------          and Director
         Christopher T. Dahl                (principal executive officer)


         /s/ Steven C. Smith                Chief Financial Officer                              March 28, 2000
         -------------------------
         Steven C. Smith

         /s/ Richard W. Perkins             Director                                             March 28, 2000
         -------------------------
         Richard W. Perkins


         /s/ Michael R. Wigley              Director                                             March 28, 2000
         -------------------------
         Michael R. Wigley

         /s/ William E. Cameron             Director                                             March 28, 2000
         -------------------------
         William E. Cameron



                                                 EXHIBIT INDEX
                  EXHIBITS
                           3.1 Articles of Incorporation, as amended and restated (incorporated by reference to the Company's Form 8-K filed October 1, 1999).
                           3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration
                                    Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).
                           4.1      Rights Agreement between the Company and
                                    Norwest Bank Minnesota, National
                                    Association, as Rights Agent, dated as of February 19, 1998 (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 0-21534) filed on
                                    February 20, 1998).
                           10.1     1991 Incentive Stock Option Plan
                                    (incorporated by reference to the Company's
                                    Registration Statement on Form S-18 (File
                                    No. 33-44412) filed on December 5, 1991).
                           10.2     1994 Stock Option Plan (incorporated by
                                    reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                    December 31, 1996 (File No. 0-21534) filed on March 31, 1997, as amended by Definitive
                                    Schedule 14A (Proxy Statement) filed on July
                                    9, 1998).
                           10.3     1994 Director Stock Option Plan
                                    (incorporated by reference to the Company's
                                    Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No.
                                    0-21534) filed on March 31, 1995, as amended by Form 10-KSB/A filed on October 4, 1995 and as amended by Definitive Proxy Schedule
                                    14A filed on April 29, 1999).
                           10.4     Common Stock Purchase Warrant issued by the
                                    Company to Foothill Capital Corporation, dated November 7, 1996 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                    December 31, 1996 (File No. 0-21534) filed on March 31, 1997).
                           10.5     Management Services Agreement between the
                                    Company and Media Management, L.L.C.
                                    (f/k/a Radio Management, L.L.C.)  dated July
                                    31, 1998 and effective August 1, 1998.
                           10.7     Common Stock Purchase Warrant issued by the
                                    Company to Foothill Capital Corporation, dated September 25, 1997 (incorporated by reference to the Company's Current Report on Form 8-K/A (File No. 0-21534) filed on
                                    October 1, 1997, relating to the Company acquiring a 40.7% beneficial interest in Harmony Holdings, Inc.).
                           10.8     Common Stock Purchase Warrant issued by the
                                    Company to Foothill Capital Corporation, dated as of March 13, 1998 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                                    December 31, 1997 (File No. 0-21534 filed on
                                    March 31, 1998).
                           10.9     Amended and Restated Common Stock Purchase
                                    Warrant issued by the Company to Foothill
                                    Capital Corporation, dated March 13, 1998
                                    (incorporated by reference to the Company's
                                    Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No.
                                    0-21534 filed on March 31, 1998).
                           10.10    Purchase Agreement with Catholic Radio
                                    Network, LLC dated April 17, 1998
                                    (incorporated by reference to the
                                    Registrant's Definitive Schedule 14A (Proxy
                                    Statement) filed on July 8, 1998).
                           10.11 First Amendment to the Purchase Agreement with Catholic Radio Network, LLC, dated
                                    September 29, 1998 (incorporated by
                                    reference to the Registrant's Current Report on Form 8-K filed on October 2, 1998).


                    10.12    Second Amendment to Purchase Agreement with
                             Catholic Radio Network, LLC, dated October
                             26, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.13 Asset Purchase Agreement by and between the Company and Radio Unica Corp., dated October
                             27, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.14    First Amendment to the Asset Purchase
                             Agreement by and between the Company and Radio Unica Corp., dated October 27, 1998
                             (incorporated by reference to the
                             Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.15    Amendment No. 1 to Securities Purchase
                             Agreement by and between the Company,
                             Talisman Capital Opportunity Fund Ltd.,
                             Dominion Capital Limited and Sovereign
                             Partners, L.P dated October 22, 1998
                             (incorporated by reference to the
                             Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.16 Form of Common Stock Purchase Warrant issued by the Company to Talisman Capital
                             Opportunity Fund Ltd. (incorporated by
                             reference to the Registrant's Current Report on Form 8-k filed on July 6, 1998).
                    10.17 Form of Common Stock Purchase Warrant issued by the Company to Dominion Capital Limited
                             (incorporated by reference to the
                             Registrant's Current Report on Form 8-K
                             filed on July 6, 1998).
                    10.18 Form of Common Stock Purchase Warrant issued by the Company to Sovereign Partners LP
                             (incorporated by reference to the
                             Registrant's Current Report on Form 8-k
                             filed on July 6, 1998).
                    10.19    Promissory Note issued by Catholic Radio
                             Network, LLC to the Company, dated October
                             30, 1998 (incorporated by reference to the Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.20 Loan Agreement by and between the Company and CRN Broadcasting, LLC, dated October 30,
                             1998 (incorporated by reference to the
                             Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.21    Amendment No. 4 to the Amended and Restated
                             Loan and Security Agreement by and between the Company and Foothill Capital
                             Corporation, dated as of October 1, 1998
                             (incorporated by reference to the
                             Registrant's Form 10QSB for quarter ended
                             September 30, 1998 and filed on November 16,
                             1998).
                    10.22 Asset Purchase Agreement by and between the Company and 1090 Investments, L.L.C. dated
                             May 1, 1998 (incorporated by reference to the Registrant's Definitive Schedule 14A
                             (Proxy Statement) filed on July 8, 1998).
                    10.23    Amendment No. 3 to the Amended and Restated
                             Loan and Security Agreement by and between the Company and Foothill Capital
                             Corporation, dated as of May 21, 1998, and effective as of April 17, 1998 (incorporated by reference to the Registrant's Form 8-K filed on June 5, 1998).
                    10.24 Securities Purchase Agreement by and between the Company, Talisman Capital Opportunity
                             Fund, Ltd., Dominion Capital Limited and
                             Sovereign Partners, LP dated June 25, 1998
                             (incorporated by reference to the
                             Registrant's Form 8-K filed on July 6,
                             1998).
                    10.25 Registration Rights Agreement by and between the Company, Talisman Capital Opportunity
                             Fund, Ltd., Dominion Capital Limited and
                             Sovereign Partners, LP

                                    dated June 25, 1998 (incorporated by
                                    reference to the Registrant's Form 8-K filed on July 6, 1998).
                           10.26    Common Stock Purchase Warrant issued by the
                                    Company to Talisman Capital dated June 26,
                                    1998 (incorporated by reference to the
                                    Registrant's Form 8-K filed on July 6,
                                    1998).
                           10.27    Common Stock Purchase Warrant issued by the
                                    Company to Dominion Capital Limited dated
                                    June 26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6,
                                    1998).
                           10.28    Common Stock Purchase Warrant issued by the
                                    Company to Sovereign Partners LP, dated June
                                    26, 1998 (incorporated by reference to the Registrant's Form 8-K filed on July 6,
                                    1998).
                           10.29    Guaranty by and between the Company and
                                    Heller Financial, Inc., dated July 30, 1998
                                    (incorporated by reference to Registrant's
                                    Form 10QSB for quarter ended June 30, 1998 and filed August 13, 1998).
                           10.30 Asset Purchase Agreement by and between the Company and Salem Communications Corporation for the sale of two of the Company's radio stations (incorporated by reference to the Registrant's Definitive Schedule 14A (Proxy
                                    Statement) filed on July 8, 1998).
                           10.31    Guaranty by and between the Company and The
                                    Rector, Church-Wardens and Vestrymen of
                                    Trinity Church dated July 8, 1998
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.32    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated November 13, 1998
                                    (incorporated by reference to the
                                    Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.33    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated November 18, 1998
                                    (incorporated by reference to the
                                    Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.34    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated December 17, 1998
                                    (incorporated by reference to the
                                    Registrant's Form 10- KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.35    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated January 7, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.36    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated January 15, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.37    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated January, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.38    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated January, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.39    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated February 8, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                                    31, 1999).
                           10.40    Promissory Note issued by Harmony Holdings,
                                    Inc. to the Company dated February 18, 1999
                                    (incorporated by reference to the
                                    Registrant's Form 10-KSB for fiscal year ending December 31, 1998 and filed on March 31, 1999).
                           10.41    Form of  Promissory Note issued by Harmony
                                    Holdings, Inc. to the Company.
                           10.42    1999 Broad-Based Stock Incentive Plan.
                           10.43 1996 Employee Stock Purchase Plan as amended and restated.


                           10.44    1999 Company's Severance Policy.
                           10.45 Memorandum of Understanding by and among the Company, AT&T, and Excalibur Technologies.
                           21.1     Subsidiaries of the Company.
                           23.1     Consent of BDO Seidman, LLP.
                           27.1     Financial Data Schedule.