Form 10QSB
period 2000-03-31
INTELEFILM CORP
filed 2000-05-15
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
 For Quarterly period ended March 31, 2000 or

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

  Yes __X__   No _____

      As of May 10, 2000, there were outstanding 6,418,866 shares of common stock, $.02 par value, of the registrant.

INDEX

iNTELEFILM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999.

         Consolidated Statements of Operations -- Three months ended March 31, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999.

         Condensed Notes to Consolidated Financial Statements -- March 31, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX
iNTELEFILM Corporation
Consolidated Balance Sheets

                                                              March 31,         December 31,
                                                                2000               1999
                                                             (unaudited)         (audited)
                                                            --------------     --------------
            ASSETS

Current assets:
     Cash and cash equivalents                              $   12,934,634     $   15,986,385
     Accounts receivable                                         5,725,994          8,965,467
        Allowance for doubtful accounts                           (167,010)          (339,216)
     Accounts receivable - affiliates                              433,074            373,239
     Other accounts receivable                                     205,786            642,076
     Prepaid expenses                                              621,255          1,563,122
                                                            --------------     --------------
            Total current assets                                19,753,733         27,191,073

Property and equipment, net                                      3,025,699          2,957,455
Goodwill, net                                                    6,475,112          6,730,446
Other Assets                                                       840,654            738,878
                                                            --------------     --------------
            Total assets                                    $   30,095,198     $   37,617,852
                                                            ==============     ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $    4,280,317     $    4,010,891
     Accrued income taxes                                          367,777          1,032,520
     Deferred revenue                                            1,654,901          2,392,785
     Other accrued expenses                                      2,822,854          4,650,835
     Line of credit                                                     --          3,548,911
     Short-term debt                                             1,500,000          1,500,000
     Long-term debt - current portion                              322,361            191,933
                                                            --------------     --------------
            Total current liabilities                           10,948,210         17,327,875

Long-term debt, less current maturities                            654,283            679,885
                                                            --------------     --------------
            Total liabilities                                   11,602,493         18,007,760
                                                            --------------     --------------

Minority interest                                                  248,226            139,447

Shareholders' equity
     Common stock                                                  129,686            125,772
        Authorized shares - 50,000,000
        Issued & outstanding shares - voting: 6,229,825
        March 31, 2000 and 6,099,577 - December 31, 1999
        Issued and outstanding shares - nonvoting:
        189,041 - March 31, 2000 and December 31, 1999
     Additional paid-in capital                                 45,896,904         45,625,300
     Accumulated deficit                                       (27,472,143)       (25,952,927)
     Stock subscriptions receivable                               (309,968)          (327,500)
                                                            --------------     --------------
            Total Shareholders' Equity                          18,244,479         19,470,645
                                                            --------------     --------------

     Total Liabilities & Shareholders' Equity               $   30,095,198     $   37,617,852
                                                            ==============     ==============

   See accompanying condensed notes to the consolidated financial statements.

iNTELEFILM Corporation
Consolidated Statements of Operations
(Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2000             1999
                                                                 ---------------------------------
Revenues:
    Production contract revenues                                   $ 21,739,591     $  1,144,300
    Broadcast related revenues                                               --           86,902
                                                                 ---------------------------------
      Total revenues                                                 21,739,591        1,231,202
Costs and expenses:
    Cost of production                                               18,497,237          965,464
    Selling                                                             813,714           36,943
    General and administrative (exclusive of items shown below)       2,238,332          263,081
    Broadcast related expenses                                               --          180,315
    Stock option compensation                                            90,352               --
    Corporate                                                         1,161,313          540,095
    Depreciation and amortization                                       516,251          102,825
                                                                 ---------------------------------
Loss from operations                                                 (1,577,608)        (857,521)

Gain/(loss) on sale of radio stations                                        --       16,545,507
Equity loss in Harmony                                                       --       (1,930,942)
Interest income net of interest (expense)                                62,941         (502,806)
                                                                 ---------------------------------

Net income (loss) before income taxes                                (1,514,667)      13,254,238

Income tax provision                                                     (4,549)      (3,100,000)
                                                                 ---------------------------------

Net income (loss)                                                  $ (1,519,216)    $ 10,154,238
                                                                 =================================

Basic and diluted net income (loss) per share                      $      (0.24)    $       1.56
                                                                 =================================

Weighted average number of shares outstanding                         6,336,000        6,492,000
                                                                 =================================

   See accompanying condensed notes to the consolidated financial statements.

iNTELEFILM Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         2000               1999
                                                                    ---------------------------------
Operating activities:
Net income (loss)                                                   $   (1,519,216)    $   10,154,238
Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
         Provision for doubtful accounts and director advances             548,558               (167)
         Depreciation & amortization                                       516,251            102,825
         Gain on sale of radio stations                                         --        (16,545,507)
         Stock option compensation                                          90,352                 --
         Amortization and write-off of deferred debt issue costs                --            742,737
         Equity loss in Harmony                                                 --          1,930,942
         Non-cash interest payment related to sale of stations                  --             92,008
         Decrease (increase) in:
             Accounts receivable                                         3,239,473            (48,862)
             Other receivables                                            (344,309)          (264,592)
             Prepaid expenses                                              941,867           (193,780)
         Increase (decrease) in:
             Accounts payable                                              269,426         (1,934,812)
             Deferred income                                              (737,884)                --
             Other accrued expenses                                     (2,492,724)         2,373,522
                                                                    --------------     --------------
             Net cash provided by (used in) operating activities           511,794         (3,591,448)
                                                                    --------------     --------------

Investing activities:
     Sale/purchase of property & equipment                                (282,286)           (74,564)
     Net investment in & notes receivable from Harmony                          --         (2,440,137)
     Other capital expendiures                                            (148,651)                --
     Proceeds from sale of radio stations                                       --         14,034,415
                                                                    --------------     --------------
             Net cash provided by (used in) investing activities          (430,937)        11,519,714
                                                                    --------------     --------------

Financing activities:
     Payment of line of credit                                          (3,548,911)                --
     Payment of debt                                                       (86,627)           (33,211)
     Proceeds from debt financings                                         191,453                 --
     Redemption of convertible preferred stock                                  --         (2,450,002)
     Repurchase of common stock                                                 --            (11,505)
     Proceeds from issuance of common stock                                311,477                 --
     Proceeds from stock subscriptions receivable                               --             21,500
                                                                    --------------     --------------
             Net cash used in  financing activities                     (3,132,608)        (2,473,218)
                                                                    --------------     --------------

Increase (decrease) in cash and cash equivalents                        (3,051,751)         5,455,048
Cash and cash equivalents at beginning of period                        15,986,385            253,905
                                                                    --------------     --------------

Cash and cash equivalents at end of period                          $   12,934,634     $    5,708,953
                                                                    ==============     ==============

   See accompanying condensed notes to the consolidated financial statements.

iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
March 31, 2000

Note 1       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

         Through the additional purchase of Harmony Holdings, Inc. ("Harmony") common stock in April 1999, iNTELEFILM ("the Company") acquired a majority interest in Harmony which allowed the Company to consolidate Harmony, for financial statement purposes, beginning April 1, 1999, rather than accounting for the investment under the equity method as it had for all previous periods.


Note 2       Significant Transactions during 2000

         The following significant transactions occurred during 2000 and are considered non-recurring:

    A. In January 2000, the Company formed webADTV.com, Inc. ("webADTV") under the laws of the state of Minnesota. The Company is the principal shareholder in webADTV. webADTV intends to offer an online digital suite of tools designed to web-enable all aspects of the global advertising process from conception of the media campaign, through production, placement and fulfillment. By providing a series of productivity features and through a wide array of e-commerce solutions within webADTV's tools, specifically designed for transactions by the advertising community, webADTV will enhance and streamline the business processes for advertising agencies and their clients. Initially, iNTELESOURCE will be the core of webADTV. iNTELESOURCE provides agencies and production companies the opportunity to digitize, archive and retrieve all television commercials produced by their firms.

    B. In February 2000, webADTV adopted the 2000 Incentive Stock Option Plan and the 2000 Non-Qualified Stock Option Plan whereby 5,000,000 shares of the subsidiaries common stock have been reserved under each plan. The options can be either incentive stock options or non-statutory options as indicated by the plan name and are generally valued at the fair market value of the stock on the date of grant. The plans allow various vesting options and the ability for the employee to immediately exercise the options for consideration of cash or a subscription receivable. The subsidiary is able to repurchase stock issued on immediate exercises at the exercise price if certain service periods are not met by the employee. As Of May 10, 2000, approximately 3.3 million options have been granted under the plans of which approximately 2.8 million options have been exercised. Stock subscription receivable related to these exercises aggregates $54,400. If all options were exercised, the Company's ownership in webADTV would be diluted to 86%.

    C. In March 2000, the Company proposed to commence an exchange tender offer to the shareholders of Harmony to acquire all of the outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. The Company proposes to offer one share of its common stock for every 13.75 shares of Harmony common stock. If the Company is successful in its tender offer, Harmony will become a wholly owned subsidiary of the Company.

    D. On March 23, 2000, the Company called its notes payable due from Harmony. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, the Company granted Harmony a forbearance for an indeterminate amount of time to allow the independent directors of Harmony to further consider and propose some cure alternatives.

    E. During the quarter ended March 31, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $624,000, of which $461,000 relates to advances paid in 1999. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company capitalizes these monthly payments and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for impairment based on anticipated future commercial project awards for individual commercial directors and an allowance was established for capitalized amounts believed to be impaired. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of The End's commercial directors after the resignation of two principal officers of The End.

    F. On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This strike may limit the Company's ability to produce television commercials domestically and in Canada until resolved. The Company will take efforts to limit the effect that the strike will have on its operations by utilizing non-union talent and continuing to produce its commercials off-shore wherever possible. To date, the Company has not experienced a significant loss of business as a result of the strike, however, the Company can give no assurance that an extended strike will not have an adverse affect on its operations.

Note 3       Investment in Harmony

         The Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. Harmony's most recent fiscal year end was June 30, 1999. Harmony's operations prior to the Company consolidating Harmony's financial statements, are summarized as follows for the quarter ended March 31, 1999:

                                               Three Months
                                               Ended 3/31/99
                                              (in thousands)
                                              --------------

                  Contract revenues             $ 16,275
                  Cost of production              13,889
                                                --------

                  Gross profit                     2,386
                  Production expenses              2,851
                                                --------

                  Income from productions           (465)
                  Corporate, depreciation
                     & amortization                  836
                  Restructuring cost &
                     impairment of assets           (175)
                                                --------

                  Loss from
                     Operations                   (1,126)
                  Interest expense                   (79)
                                                --------

                  Net loss                      $ (1,205)
                                                --------

         Harmony's results from operations are consolidated for the period beginning April 1, 1999 and all periods thereafter. Previous periods are accounted for under the equity method.

         No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of March 31, 2000, the Company had recognized losses in excess of its prorata share totaling $2.5 million.

Note 4       Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.

Note 5       Business Segments

         The Company classifies its operations into two major business segments: television commercial production and webADTV. The television commercial production segment consists of the Company's production companies: Curious Pictures, Chelsea Pictures, Populuxe, The End and its subsidiaries through Harmony, and Buffalo Rome Films. The webADTV segment is comprised of the Company's online digital tools and Internet content initiatives.

         The Company evaluates performance based on several factors, of which the primary financial measure is production service income, excluding non-cash charges and non-recurring charges, since this measure approximates the cash flow generated by each segment. Production service income is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, and depreciation and amortization. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

                     Three months ended March 31, 2000 (in thousands)

                     Television
                     Commercial                            Total
                     Production   webADTV    Corporate   iNTELEFILM
                     ----------   -------    ---------   ----------

Revenues
 from external
 sources              $21,740     $    --     $    --     $21,740
Inter-segment
 Revenues                  --          --         300         300
Production
 service income/
 (loss)                   272        (382)        300         190
Depreciation and
 amortization             269          --         247         516
Income (loss) from
 operations               (82)       (382)     (1,114)     (1,578)
Additions to long-
 lived assets         $   247     $     7     $    29     $   283

         The Company has not presented segment information for the three months ended March 31, 1999 as the Company only operated the television commercial production segment for that period. Revenues, production service loss and loss from operations for the television commercial production segment was $1,144,300, $(121,186), and $(121,344), respectively.

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

         Results of Operations for the Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999:

General Overview

         The Company has completed a transition out of the radio broadcasting industry into the commercial production services industry. The transition from the radio broadcasting industry was finalized with the completion of the sale of the Company's radio stations in January 1999. As such, broadcasting industry revenues and expenses in 1999, exclusive of the gain on the sale of the radio stations, were insignificant. The complete transition into the commercial production service industry occurred in 1999 with increases in the Company's ownership in Harmony to 55%, in Curious Pictures to 51%, and in Chelsea to 100%.

         The Company is now a leading source of services for the television commercial production industry, offering extensive production capability and the exclusive services of established industry talent. The Company intends to seek additional acquisitions to further broaden its offering of services with the objective of enhancing overall profit margins and leveraging its pool of talent and technical expertise to capitalize on the convergence of short-form video content and technologies of broadband Internet delivery systems.

         The Company is also expanding services offered through its subsidiary, webADTV. webADTV intends to offer an online digital suite of tools that will web-enable all aspects of the global advertising process. webADTV will enhance and streamline the business process for advertising agencies and their clients by providing a series of tools and a wide array of e-commerce solutions designed for transactions within the advertising community. webADTV also operates iNTELESOURCE, an Internet based, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials which they produce.

         As a result of acquiring a majority interest in Harmony and Curious Pictures, the Company began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony's and Curious Pictures' results from operations are consolidated for the period beginning April 1, 1999. Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a comparison of the changes in the revenue and expense categories from the first quarter of 1999 to the first quarter of 2000 would not be meaningful without including additional information related to Harmony's results of operations for the first quarter of 1999. Accordingly, information related to Harmony's first quarter 1999 performance has been provided.

         The Company's total revenues increased $20,509,000 from $1,231,000 in the first quarter of 1999 to $21,740,000 in the first quarter of 2000. Revenues at Chelsea and Populuxe increased $4,664,000 from $1,144,000 in the first quarter of 1999 to $5,808,000 in the first quarter of 2000. The End, the operating division of Harmony, and Curious Pictures produced revenues of $15,931,000 in the first quarter of 2000, an increase of $2,410,000 over the same period last year, although those revenues were not consolidated in the Company's financial statements at that time. These increases were due primarily to the improved ability of the Company's production companies to attract and retain directors. Revenues of $87,000 were produced by the broadcasting entities in the first quarter of 1999. These entities were sold in mid-January 1999.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 85% during the first quarter of 2000. Included in the cost of production for the first quarter of 2000 is the $461,000 one-time charge related to the Company's change in method of accounting for the advances paid to its commercial production directors (see Note 2E to the financial statements). The Company believes the cost of production, as a percentage of revenues, will decrease as its production companies retain more directors and are able to charge greater premiums for these directors as the demand for their work increases. Additionally, the Company believes it will continue to realize greater cost benefits on a consolidated basis, such as vendor discounts, which may lower the overall cost of production.

         Selling expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling costs at Chelsea and Populuxe increased $144,000 from $37,000 in the first quarter of 1999 to $181,000 in the first quarter of 2000. The End and Curious Pictures incurred selling costs of $611,000 in the first quarter of 2000, an increase of $85,000 over the same period in 1999, although those expenses were not consolidated in the Company's financial statements at that time. Additionally, the Company's newest subsidiary, webADTV, incurred $22,000 in selling costs through iNTELESOURCE, its subscription based video asset management system.

         General and administrative expenses at the divisions consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses at Populuxe and Chelsea increased $389,000 from $263,000 in the first quarter of 1999 to $652,000 in the first quarter of 2000, as the Company owned Chelsea only one month of the first quarter of 1999. The End and Curious Pictures incurred general and administrative costs of $1,522,000 during the first quarter of 2000, an increase of $69,000 over the same period of 1999, although those expenses were not consolidated in the Company's financial statements at that time. webADTV's general and administrative costs during the first quarter of 2000 were $60,000.

         Expenses related to the Company's broadcasting entities held until mid-January 1999 were $180,000 during the first quarter of 1999.

         Stock option compensation was $90,000 in the first quarter of 2000 and includes $5,000 of expense related to options granted to members of the Company's Board of Directors, and $85,000 of expense related to current options granted to Curious Management.

         Corporate charges incurred in the first quarter of 2000 were $1,161,000 and $540,000 in the first quarter of 1999. Corporate charges related to the Harmony divisions were $530,000 in the first quarter of 1999 and were not consolidated in the Company's financial statements for that period. Overall, the increase in corporate charges on a comparable basis was $91,000 from the first quarter of 1999 to the first quarter of 2000. This increase is due primarily to the start-up activities related to webADTV.

         Depreciation and amortization incurred in the first quarter of 2000 was $516,000 and $103,000 in the first quarter of 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in the Company's financial statements for that period. Overall, the increase in depreciation and amortization on a comparable basis was $216,000. This increase is related to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         Net interest income was $63,000 in the first quarter of 2000 compared to net interest expense of $503,000 in the first quarter of 1999. The interest income in 2000 was due primarily to interest earned on the Company's cash, while the interest expense of the first quarter of 1999 was related to the debt and debt-issue costs remaining prior to the sale of the last three radio stations the Company held until mid-January 1999.

         A tax provision of $3,100,000 consisting of alternative minimum tax and state income taxes was recorded in the first quarter of 1999. This represents taxes estimated to be due as a result of the sale of the radio stations at the time. This estimate was subsequently reduced to approximately $1,102,000 in the fourth quarter of 1999 by employing certain income tax strategies not in place in the first three quarters of 1999.

         A net loss of $1,519,000 was realized in the first quarter of 2000 compared to net income of $10,154,000 in the first quarter of 1999. The net income realized in 1999 was due to the sale of the radio stations.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $8,806,000 at March 31, 2000, compared to $9,863,000 at December 31, 1999.

         In January 2000, the Company organized webADTV as a subsidiary. webADTV intends to offer an online digital suite of tools designed to web-enable all aspects of the global advertising process from conception of the media campaign, through production, placement, and fulfillment. Initially, iNTELESOURCE will be the core of webADTV. iNTELESOURCE provides agencies and production companies the opportunity to digitize, archive, and retrieve all television commercials that they produce. webADTV will focus on the workflow needs critical to advertising agencies in the $250 billion advertising arena. webADTV believes the development of its tools for the advertising agency will generate revenues through a tiered subscription model, service income and commissions. webADTV will continue to differentiate itself from competitors by applying the depth of its industry expertise, incorporating its various proprietary tools, and by increasing the range of its strategic relationships. However, there can be no assurance that webADTV's business plan will be completed, or if completed, that the business plan will be successful. To date, approximately 88% of the outstanding shares of common stock of webADTV are held by iNTELEFILM and approximately 12% of the outstanding shares of webADTV common stock has been issued to employees and consultants pursuant to stock option plans. The Company intends to seek separate, private financing for webADTV. However, no assurance can be given that webADTV will be able to obtain financing or that the terms of such financing will be favorable to webADTV. In that event, webADTV may have to seek alternative methods of financing including the continued use of iNTELEFILM funds. Additionally, outside financing may result in the issuance of additional shares, thereby diluting the Company's investment.

         In February 2000, all advances made through the credit facility established between Finova Capital Corporation ("Finova") and Harmony were paid in full as Finova terminated its relationship with Harmony. As a result, all of the Company's obligations as a guarantor of this facility have been fulfilled.

         In March 2000, the Company proposed to commence an exchange tender offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. The Company proposes to offer one share of its common stock for every
13.75 shares of Harmony common stock. If the tender offer were fully completed according to these terms, the Company would exchange approximately 244,880 shares of its common stock for 3,367,098 shares of Harmony's common stock, thereby owning 100% of Harmony. As part of such transaction, the Company would recognize approximately $719,000 of goodwill. No assurance can be given that the Harmony shareholders will accept the offer once it is made.

         On March 23, 2000, the Company demanded payment on the notes payable from Harmony, aggregating approximately $3.2 million at March 31, 2000. On May 1, 2000, the Company granted Harmony a forbearance for an indeterminate amount of time to allow the independent directors of Harmony to consider and propose some cure alternatives.

         On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This strike may limit the Company's ability to produce television commercials domestically and in Canada until resolved. The Company will take efforts to limit the effect that the strike will have on its operations by utilizing non-union talent and continuing to produce its commercials off-shore wherever possible. To date, the Company has not experienced a significant loss of business as a result of the strike, however, the Company can give no assurance that an extended strike will not have an adverse affect on its operations.

         In November 1999, two of the principal officers of The End resigned from the Company. Under their agreements with The End, certain of the commercial directors of The End now have the right to terminate their agreement with The End. To date, one of The End's commercial directors has exercised his right to terminate his agreement and ended his exclusive representation by The End. The departure of the two principal executives and of the one commercial director, have not, to date, had any material adverse impact on The End's revenues. Subsequent to the departure of the aforementioned officers, the Company appointed a long-time executive with the Company as president of The End, and appointed a new chief operating officer who is a known talent as an executive in the financial, administrative, production and marketing arena of the entertainment industry. During the quarter ended March 31, 2000, The End produced revenues of $9.7 million and an operating loss of $453,000 compared to revenues of $7.9 million and an operating loss of $814,000 for the quarter ended December 31, 1999. No assurance can be given that these departures will not cause further negative impact on operations or financial performance of The End. The impact of the departure of the foregoing individuals of The End on the Company's liquidity and profits/losses is not currently ascertainable; however, it has reduced The End's overhead and necessitated the valuation allowance for director advances in excess of earnings discussed fully in Note 2E to the financial statements.

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

         Management believes that with $8,806,000 of working capital as the foundation of its acquisition capital, the Company should have adequate capital to meet its ongoing working capital needs and continue its new business plan and acquisition strategy in the near term. Anticipated uses of cash in the near term include payment of the short-term note payable of $1,500,000 due to Curious Management in May 2000, funding operating losses and funding costs incurred by webADTV which is currently in its initial start-up phase. Additionally, the Company intends to further replenish its acquisition capital by replacing the Finova operating line of credit, thereby enabling Harmony to operate its business through a line of credit instead of depending on the Company to fund its operations. Such a line would provide working capital for the all of the Company's existing divisions, which it currently finances internally. However, should a potential acquisition require greater capital than the Company's cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the full implementation of its business plan.

         Consolidated cash was $12,935,000 at March 31, 1999 and $15,986,000 at December 31, 1999, a decrease of $3,051,000.

         Cash provided by operating activities during the first quarter of 2000 was $512,000. Accounts receivable at March 31, 2000 decreased $3,239,000 from December 31, 1999, other receivables at March 31, 2000 increased $344,000 from December 31, 1999 and prepaid expenses at March 31, 2000 decreased $942,000 during the same period. Accounts payable at March 31, 2000 increased $269,000 from December 31, 1999, accrued expenses at March 31, 2000 decreased $2,493,000 from December 31, 1999, and deferred income decreased $738,000 during the same period.

         During the first quarter of 2000, net cash used in investing activities was $431,000 and was used for capital expenditures.

         Cash used in financing activities amounted to $3,133,000 during the first quarter of 2000. This represents primarily the payoff of the Finova line of credit, net of the proceeds from the exercise of options to purchase common stock.

Seasonality and Inflation

         The Company does not believe that seasonality or inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

             On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriations of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision was reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February 1999.

             On February 16, 2000, the Company presented its oral argument to the 8th Circuit Court of Appeals in St. Paul, Minnesota. To date, the 8th Circuit Court of Appeals has not ruled on the appeal. The Company intends to pursue its appeal of the judgment and, to this end, certain personnel and financial resources will be used.

Item 2.      Changes in Securities.

             a.    Not applicable.

             b.    Not applicable.

             c.    Not applicable.

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

             a.    Exhibits

                   27    Financial Data Schedule

             b.    Current Reports on Form 8-K

                   The Company filed the following Current Reports on Form 8-K
             (File No. 0-21534) with the Securities and Exchange Commission during the quarter for which this report is filed:

                   1. The Company's Current Report on Form 8-K filed on January 19, 2000, relating to the Company's announcement of the formation of webADTV.com, Inc.

                   2. The Company's Current Report on Form 8-K filed on February 29, 2000, relating to the engagement of Brian Kenner as a member of the Advisory Committee of webADTV.com, Inc.

                   3. The Company's Current Report on Form 8-K filed on March 3, 2000, relating to the engagement of Spot Rocket for the digital encoding for iNTELESOURCE.org.

                   4. The Company's Current Report on Form 8-K filed on March 23, 2000, relating to the proposal to commence an exchange tender offer to shareholders of Harmony to acquire all of the outstanding shares of Harmony common stock not currently owned by the Company in exchange for the Company's common stock.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on May 15, 2000.

                                       iNTELEFILM CORPORATION


                                       BY:   /s/ Steven C. Smith
                                             -----------------------------------
                                             Steven C. Smith
                                       ITS:  Chief Financial Officer


EXHIBIT INDEX

27       Financial Data Schedule