Form 10QSB
period 2000-06-30
INTELEFILM CORP
filed 2000-08-14
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly period ended June 30, 2000 or

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to _________

 Commission File No. 0-21534
                     -------

                             iNTELEFILM Corporation
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                            41-1663712
          --------------------------               ----------------------
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

  Yes ___X___   No _______


         As of August 4, 2000, there were outstanding 6,511,366 shares of common stock, $.02 par value, of the registrant.

INDEX

iNTELEFILM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.

         Consolidated Statements of Operations -- Three and six months ended June 30, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.

         Condensed Notes to Consolidated Financial Statements -- June 30,
         2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX
iNTELEFILM CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,           DECEMBER 31,
                                                                  2000                1999
                                                               (UNAUDITED)          (AUDITED)
                                                              --------------      --------------
              ASSETS

Current assets:
      Cash and cash equivalents                               $    7,996,289      $   15,986,385
      Accounts receivable                                          6,044,119           8,965,467
          Allowance for doubtful accounts                           (129,664)           (199,164)
      Unbilled accounts receivable                                        --                  --
      Accounts receivable - affiliates                               373,301             373,239
      Other accounts receivable                                      642,644             502,024
      Prepaid expenses                                             1,787,784           1,563,122
                                                              --------------      --------------
              Total current assets                                16,714,473          27,191,073

Property and equipment, net                                        3,123,962           2,957,455
Goodwill, net                                                      6,195,408           6,730,446
Other Assets                                                       1,005,306             738,878
                                                              --------------      --------------
              Total assets                                    $   27,039,149      $   37,617,852
                                                              ==============      ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $    2,803,057      $    4,010,891
      Accrued income taxes                                           366,946           1,032,520
      Deferred revenue                                             2,949,545           2,392,785
      Other accrued expenses                                       3,168,503           4,650,835
      Line of credit                                                      --           3,548,911
      Short-term debt                                                     --           1,500,000
      Long-term debt - current portion                               255,865             191,933
                                                              --------------      --------------
              Total current liabilities                            9,543,916          17,327,875

Long-term debt, less current maturities                              628,233             679,885
                                                              --------------      --------------
              Total liabilities                                   10,172,149          18,007,760
                                                              --------------      --------------

Commitments and Contingencies                                             --                  --

Minority interest                                                    333,477             139,447

Shareholders' equity
      Common stock                                                   128,127             125,772
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,217,325
          June 30, 2000 and 6,099,577 - December 31, 1999
          Issued and outstanding shares - nonvoting:
          189,041 - March 31, 2000 and December 31, 1999
      Additional paid-in capital                                  45,916,683          45,625,300
      Accumulated deficit                                        (29,195,741)        (25,952,927)
      Stock subscriptions receivable                                (315,546)           (327,500)
                                                              --------------      --------------
              Total Shareholders' Equity                          16,533,523          19,470,645
                                                              --------------      --------------

      Total Liabilities & Shareholders' Equity                $   27,039,149      $   37,617,852
                                                              ==============      ==============

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                              JUNE 30,                               JUNE 30,
                                                       2000              1999                2000              1999
                                                  --------------------------------      --------------------------------
Revenues:
    Production contract revenues                  $  15,437,142      $  23,457,601      $  37,176,733      $  24,619,824
    Broadcast related revenues                               --             10,418                 --             97,320
                                                  --------------------------------      --------------------------------
      Total revenues                                 15,437,142         23,468,019         37,176,733         24,717,144
Costs and expenses:
    Cost of production                               12,368,178         19,557,110         30,865,415         20,836,738
    Selling                                             780,278            908,017          1,593,992          1,081,787
    General and administrative
      (exclusive of items shown below)                2,261,755          2,115,366          4,500,087          2,611,130
    Broadcast related expenses                               --             13,004                 --            193,319
    Stock option compensation                           135,393          1,958,250            225,745          1,958,250
    Corporate                                         1,195,622            880,560          2,356,935          1,520,655
    Depreciation and amortization                       524,048            408,197          1,040,299            557,428
                                                  --------------------------------      --------------------------------
Loss from operations                                 (1,828,132)        (2,372,485)        (3,405,740)        (4,042,163)

Gain/(loss) on sale of radio stations                        --             (7,551)                --         16,537,956
Equity loss in Harmony                                       --                 --                 --         (1,118,785)
Interest income net of interest (expense)               111,829            388,715            174,770           (114,091)
                                                  --------------------------------      --------------------------------

Net income (loss) before income taxes                (1,716,303)        (1,991,321)        (3,230,970)        11,262,917

Income tax provision                                     (7,295)                --            (11,844)        (3,100,000)
                                                  --------------------------------      --------------------------------

Net income (loss)                                 $  (1,723,598)     $  (1,991,321)     $  (3,242,814)     $   8,162,917
                                                  ================================      ================================

Basic and diluted net income (loss) per share     $       (0.27)     $       (0.31)     $       (0.51)     $        1.26
                                                  ================================      ================================

Weighted average number of shares outstanding         6,423,000          6,490,000          6,379,000          6,491,000
                                                  ================================      ================================

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            2000              1999
                                                                        ------------------------------
Operating activities:
Net income (loss)                                                       $ (3,242,814)     $  8,162,917
Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
          Provision for doubtful accounts & director advances                571,639           109,039
          Depreciation & amortization                                      1,040,299           557,428
          Gain on sale of radio stations                                          --       (16,537,956)
          Stock option compensation                                          225,745         1,958,250
          Amortization and write-off of deferred debt issue costs                 --           742,737
          Equity loss in Harmony                                                  --         1,118,785
          Non-cash interest payment related to sale of stations                   --            92,008
          Decrease (increase) in:
                Accounts receivable                                        2,921,348        (1,242,197)
                Other receivables                                           (781,821)         (311,612)
                Prepaid expenses                                            (224,662)         (246,169)
          Increase (decrease) in:
                Accounts payable                                          (1,207,834)       (3,319,958)
                Deferred income                                              556,760         3,370,393
                Other accrued expenses                                    (2,147,906)        2,809,825
                                                                        ------------      ------------
                Net cash (used in) operating activities                   (2,289,246)       (2,736,510)
                                                                        ------------      ------------

Investing activities:
      Sale/purchase of property & equipment                                 (608,639)         (860,795)
      Net investment in & notes receivable from Harmony                           --          (215,657)
      Other capital expendiures                                             (329,557)       (1,471,861)
      Proceeds from sale of radio stations                                        --        14,034,415
                                                                        ------------      ------------
                Net cash provided by (used in) investing activities         (938,196)       11,486,102
                                                                        ------------      ------------

Financing activities:
      Payment of line of credit                                           (3,548,911)               --
      Payment of debt                                                     (1,679,173)         (538,291)
      Proceeds from debt financings                                          191,453           645,303
      Redemption of convertible preferred stock                                   --        (2,450,002)
      Repurchase of common stock                                                  --          (260,145)
      Proceeds from issuance of common stock                                 273,977                --
      Proceeds from stock subscriptions receivable                                --            21,500
                                                                        ------------      ------------
                Net cash used in  financing activities                    (4,762,654)       (2,581,635)
                                                                        ------------      ------------

Increase (decrease) in cash and cash equivalents                          (7,990,096)        6,167,957
Cash and cash equivalents at beginning of period                          15,986,385           253,905
                                                                        ------------      ------------

Cash and cash equivalents at end of period                              $  7,996,289      $  6,421,862
                                                                        ============      ============

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
June 30, 2000

Note 1        Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

         Through the additional purchase of Harmony Holdings, Inc. ("Harmony") common stock in April 1999, iNTELEFILM ("the Company") acquired a majority interest in Harmony, thereby allowing the Company to consolidate Harmony, for financial statement purposes, beginning April 1, 1999, rather than accounting for the investment under the equity method as it had for all previous periods.


Note 2        Significant Transactions and Subsequent Events

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

      B. In February 2000, webADTV adopted the 2000 Incentive Stock Option Plan and the 2000 Non-Qualified Stock Option Plan whereby 5,000,000 shares of the subsidiary's common stock have been reserved under each plan. The options can be either incentive stock options or non-statutory options as indicated by the plan name and are generally valued at the fair market value of the stock on the date of grant. The plans allow various vesting options and the ability for the employee to immediately exercise the options for consideration of cash or a subscription receivable. The subsidiary is able to repurchase stock issued on immediate exercises at the exercise price if the employee does not meet certain service periods. As of August 4, 2000, approximately 3.9 million options had been granted under the plans of which approximately
         2.8 million options had been exercised. Stock subscription receivable related to these exercises aggregated $54,900. If all options were exercised, the Company's ownership in webADTV would be diluted to 84%.

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

      D. On March 23, 2000, the Company called its notes payable due from Harmony. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, the Company granted Harmony a forbearance for an indeterminate amount of time to allow the independent directors of Harmony to further consider and propose cure alternatives.

      E. During the six months ended June 30, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $641,000, of which $461,000 relates to advances paid in 1999. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company capitalizes these monthly payments and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for impairment based on anticipated future commercial project awards for individual commercial directors and an allowance was established for capitalized amounts believed to be impaired. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of commercial directors at The End, Inc. ("The End"), a wholly-owned subsidiary of Harmony, after the resignation of two principal officers of The End.

      F. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and continuing to produce its commercials outside of the United States wherever possible. To date, the Company has experienced some loss of business as a result of the strike. The Company can give no assurance that an extended strike will not have a significant adverse affect on its operations.

      G. In June 2000, webADTV signed a letter of intent to acquire Cosmic Inventions, LLC ("Cosmic Inventions"). Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions.

      H. In July 2000, the Company discontinued the operations of Populuxe Pictures, Inc. ("Populuxe"). There are no significant continuing obligations related to this subsidiary.

      I. In July 2000, webADTV entered into a software license agreement with Excalibur Technologies Corporation ("Excalibur"). Under the agreement, Excalibur will receive 200,000 shares of webADTV's common stock, valued at $2.50 per share, and $500,000 in cash. In return, webADTV will receive a three-year, pre-paid license for, and the right to exclusively market to advertising agencies through iNTELESOURCE, the Excalibur Screening Room(R) and RetrievalWare(R) product lines. These products will provide webADTV tools needed to provide its web-based advertising services.

      J. In August 2000, the Company signed an accounts receivable-based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement provides for borrowings for working capital under a revolving line of credit with maximum availability of $7 million based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.29% at July 26, 2000). The agreement requires the Company to comply with certain restrictive covenants and will provide financing for Curious Pictures Corporation ("Curious Pictures"), Chelsea Pictures, Inc. ("Chelsea") and The End.

      K. Currently, $750,000 of the Company's cash balance secures a line to be used to issue import letters of credit. At the date of this filing, the Company is not exposed to a significant credit risk as a result of these letters of credit.

Note 3        Investment in Harmony

         The Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. Harmony's most recent reported fiscal year-end was June 30, 1999. Harmony's operations prior to the Company consolidating Harmony's financial statements, are summarized as follows for the quarter ended March 31, 1999:

                                           Three Months
                                           Ended 3/31/99
                                          (in thousands)
                                          --------------

                Contract revenues           $   16,275
                Cost of production              13,889
                                            ----------

                Gross profit                     2,386
                Production expenses              2,851
                                            ----------

                Loss from productions             (465)
                Corporate, depreciation
                   & amortization                  836
                Restructuring cost &
                   impairment of assets           (175)
                                            ----------

                Loss from
                   Operations                   (1,126)
                Interest expense                   (79)
                                            ----------

                Net loss                    $   (1,205)
                                            ----------

         Harmony's results from operations are consolidated for the period beginning April 1, 1999 and all periods thereafter. Previous periods are accounted for under the equity method.

         No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of June 30, 2000, the Company had recognized losses in excess of its prorata share totaling $2.8 million.

Note 4        Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.

Note 5        Business Segments

         The Company classifies its operations into two major business segments: television commercial production and webADTV. The television and commercial production segment consists of the Company's production companies: Curious Pictures, Chelsea, and The End and its subsidiaries through Harmony. The webADTV segment is comprised of the INTELESOURCE and other online digital tools designed to web-enable all aspects of the advertising campaign process.

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

                     Six months ended June 30, 2000 (in thousands)

                     Television
                     Commercial                                     Total
                     Production       webADTV       Corporate     iNTELEFILM
                     ----------       -------       ---------     ----------
Revenues
 from external
 sources              $ 37,161       $     16       $     --       $ 37,177
Inter-segment
 Revenues                   --             --            600            600

Production
 service income/
 (loss)               $    441       $   (823)      $    600       $    218
Stock option
 compensation              170             --             56            226
Depreciation and
 amortization              527              2            511          1,040
                      --------       --------       --------       --------
Income (loss) from
 operations           $   (349)      $   (826)        (2,231)        (3,406)
                      --------       --------       --------       --------

Additions to long-
 lived assets         $    501       $     75       $     33       $    609
                      --------       --------       --------       --------


Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

         This discussion and analysis contains certain non-historical forward-looking terminology such as "believes," "expects," "anticipates," and "intends," or comparable terminology. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Potential purchasers of the Company's securities are cautioned not to place undue reliance on such forward-looking statements, which are qualified in their entirety, by the cautions and risks described herein.

         Results of Operations for the Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999:

General Overview

         The Company has changed its focus within the media and entertainment industry from children's entertainment to commercial production services. The transition was finalized with the completion of the sale of the Company's radio stations in January 1999. As such, broadcasting revenues and expenses in 1999, exclusive of the gain on the sale of the radio stations, were insignificant. The complete transition to commercial production service within the media and entertainment industry occurred in 1999 with increases in the Company's ownership in Harmony to 55%, in Curious Pictures to 51%, and in Chelsea to 100%.

         The Company believes it is one of the leading sources of services for the television commercial production within the entertainment industry, offering extensive production capability and the exclusive services of established industry talent. The Company intends to seek additional acquisitions to further broaden its offering of services with the objective of enhancing overall profit margins and leveraging its pool of talent and technical expertise to capitalize on the convergence of short-form video content and technologies of broadband Internet delivery systems.

         The Company is also expanding services offered through its subsidiary, webADTV. webADTV intends to offer an online digital suite of tools that will web-enable all aspects of the global advertising process. webADTV will enhance and streamline the business process for advertising agencies and their clients by providing a series of tools and a wide array of e-commerce solutions designed for transactions within the advertising community. webADTV's first tool, iNTELESOURCE, is an Internet based, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials that they produce.

         As a result of acquiring a majority interest in Harmony and Curious Pictures, the Company began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony and Curious Pictures' results from operations are consolidated for the period beginning April 1, 1999. Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a comparison of the changes in the revenue and expense categories from the first half of 1999 to the first half of 2000 would not be meaningful without including additional information related to Harmony's results of operations for the first quarter of 1999. Accordingly, information related to Harmony's first quarter 1999 performance has been provided.

         The Company's total revenues decreased $8,031,000 from $23,468,000 in the second quarter of 1999 to $15,437,000 in the second quarter of 2000, while in the first half of 2000 revenues increased $12,460,000 or 50% from $24,717,000 in 1999 to $37,177,000 in 2000. During the second quarter of 2000, revenues at Curious Pictures and Chelsea increased $2.9 million while revenues at The End and Populuxe decreased $8.8 million. A decrease in revenues of $2.0 million during the second quarter is attributable to The End (London), which Harmony sold July 1, 1999. The End and Curious Pictures produced revenues of $13.5 million in the first quarter of 1999, although those revenues were not consolidated in the Company's financial statements at that time. The Company believes that the decrease in revenues at The End resulted from the effects of the SAG strike, which began in May 2000. In reaction to the initial strike announcement, many agencies withheld production as they assessed the situation in an attempt to determine when a settlement might be reached. Although the agencies are gradually sending more jobs into production, there continued to be fewer jobs on which to bid through August 4, 2000. The strike has had a lesser effect on Curious Pictures as Curious Pictures' productions primarily use animation and digigraphics. Chelsea has been able to avoid some of the strike's impact by producing commercials outside of the United States. Additionally, a portion of the decrease in revenues at The End may be attributed to the commercial director contracts that were not renewed. Revenues of $97,000 were produced by the broadcasting entities in the first half of 1999. These entities were sold in mid-January 1999.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees, production insurance and commercial directors' fees. Cost of production as a percentage of production contract revenues decreased to 80% and 83% during the second quarter and first half of 2000, respectively, from 84% and 85% during the second quarter and first half of 1999, respectively. Included in the cost of production for the first half of 2000 is $641,000 in charges related to the Company's change in estimated valuation for the advances paid to its commercial production directors (see Note 2E to the financial statements). Of this amount, $461,000 is related to advances paid in 1999. The Company believes the cost of production, as a percentage of revenues, will decrease as its production companies retain more directors and are able to charge greater premiums for these directors as the demand for their work increases. Additionally, the Company believes it will continue to realize greater cost benefits on a consolidated basis, such as vendor discounts, which may lower the overall cost of production.

         Selling expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling costs decreased $128,000 from $908,000 during the second quarter of 1999 to $780,000 during the second quarter of 2000, and increased $512,000 during the first half of 2000 compared to the same period in 1999. Expenses recorded related to The End (London) during the second quarter of 1999 amounted to $275,000, while The End and Curious Pictures incurred selling costs of $526,000 in the first quarter of 1999, which were not consolidated in the Company's financial statements at that time. Additionally, during the first half of 2000, the Company's newest subsidiary, webADTV, incurred $65,000 in selling costs associated with iNTELESOURCE, its subscription based video asset management system.

         General and administrative expenses at the divisions consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. During the second quarter of 2000, general and administrative expenses increased $147,000 from $2,115,000 during the second quarter of 1999 to $2,262,000 during the second quarter of 2000, and increased $1,889,000 during the first half of 2000 compared to the same period in 1999. Expenses recorded related to The End (London) during the second quarter of 1999 amounted to $205,000, while The End and Curious Pictures incurred general and administrative costs of $1,453,000 during the first quarter of 1999, although those expenses were not consolidated in the Company's financial statements at that time. webADTV's general and administrative costs during the first half of 2000 were $728,000. These costs include a management fee of $600,000. This fee is eliminated in the consolidated financial statements.

         Expenses related to the Company's broadcasting entities held until mid-January 1999 were $193,000 during the first half of 1999.

         Stock option compensation decreased $1,823,000 during the second quarter of 2000 and $1,733,000 during the first half of 2000 compared to the respective periods of 1999. Stock option compensation expense in the first half of 2000 and 1999 includes expense related to options granted to members of the Company's Board of Directors in the amount of $56,000 and $50,000, respectively, and expense related to options granted to Curious Management of $170,000 and $1,908,000, respectively.

         Corporate charges incurred in the second quarter of 2000 were $1,196,000 and $881,000 in the second quarter of 1999. During the first half of 2000, corporate charges increased from $1,521,000 in 1999 to $2,357,000 in 2000. Corporate charges related to the Harmony divisions were $530,000 in the first quarter of 1999 and were not consolidated in the Company's financial statements for that period. Overall, the increase in corporate charges on a comparable basis was $306,000 from the first half of 1999 to the first half of 2000. This increase was due primarily to the start-up activities related to webADTV.

         Depreciation and amortization increased to $524,000 in the second quarter of 2000 from $408,000 in the second quarter of 1999, and increased $483,000 during the first half of 2000 compared to the same period in 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in the Company's financial statements for that period. Overall, the increase in depreciation and amortization on a comparable basis was $286,000. This increase was related to the excess of the investment cost over the value of the underlying net assets

(goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         Net interest income was $112,000 in the second quarter of 2000 compared to $389,000 in the second quarter of 1999. Interest income of $175,000 was reported in the first half of 2000 compared to interest expense of $114,000 in the same period of 1999. The interest income in 2000 was due primarily to interest earned on the Company's cash, while the interest expense in the first half of 1999 was related to the debt and debt-issue costs remaining prior to the sale of the last three radio stations the Company held until mid-January 1999.

         A tax provision of $3,100,000 consisting of alternative minimum tax and state income taxes was recorded in the first quarter of 1999. This represented taxes estimated to be due as a result of the sale of the radio stations at the time. This estimate was subsequently reduced to approximately $1,102,000 in the fourth quarter of 1999 by employing certain income tax strategies not in place in the first three quarters of 1999.

         A net loss of $1,724,000 was recognized in the second quarter of 2000 compared to a net loss of $1,991,000 in the second quarter of 1999. A net loss of $3,243,000 was recognized in the first half of 2000, while net income of $8,163,000 was recognized in the first half of 1999. The net income realized in 1999 was due to the sale of the radio stations.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $7,171,000 at June 30, 2000, compared to $9,863,000 at December 31, 1999.

         In January 2000, the Company organized webADTV as a subsidiary. webADTV intends to offer an online digital suite of tools designed to web-enable all aspects of the global advertising process from conception of the media campaign, through production, placement, and fulfillment. Initially, iNTELESOURCE will be the core of webADTV. iNTELESOURCE provides agencies and production companies the opportunity to digitize, archive, and retrieve all television commercials that they produce. webADTV will focus on the workflow needs critical to advertising agencies in the $250 billion advertising arena. webADTV believes the development of its tools for the advertising agency will generate revenues through a tiered subscription model, service income and commissions. webADTV will continue to differentiate itself from competitors by applying the depth of its industry expertise, incorporating its various proprietary tools, and by increasing the range of its strategic relationships. In June 2000, webADTV signed a letter of intent to acquire Cosmic Inventions. Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions. Currently, approximately 88% of the outstanding shares of common stock of webADTV are held by iNTELEFILM and approximately 12% of the outstanding shares of webADTV common stock have been issued to employees and consultants pursuant to stock option plans. The Company is seeking separate financing for webADTV. However, no assurance can be given that webADTV will be able to obtain financing or that the terms of such financing will be favorable to webADTV. In that event, webADTV may have to seek alternative methods of financing, including the continued use of iNTELEFILM funds. Additionally, outside financing may result in the issuance of additional shares, thereby diluting the Company's investment. There can be no assurance that webADTV's business plan will be completed, or if completed, that the business plan will be successful.

         In April 2000, all advances made through the credit facility established between Finova Capital Corporation ("Finova") and Harmony were paid in full as Finova terminated its relationship with Harmony. As a result, all of the Company's obligations as a guarantor of this facility have been fulfilled.

         In March 2000, the Company proposed to commence an exchange tender offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. The Company proposes to offer one share of its common stock for every
13.75 shares of Harmony common stock. If the tender offer were fully completed according to these terms, the Company would exchange approximately 244,880 shares of its common stock for 3,367,098 shares of Harmony's common stock, thereby owning 100% of Harmony. Based on the stock prices of Harmony and the Company at August 4, 2000, and assuming approximately $200,000 of transaction costs, the Company would recognize approximately $690,000 of goodwill. No assurance can be given that the Harmony shareholders will accept the offer once it is made.

         On March 23, 2000, the Company demanded payment on the notes payable from Harmony, aggregating approximately $3.2 million at March 31, 2000. On May 1, 2000, the Company granted Harmony a forbearance for an indeterminate amount of time to allow the independent directors of Harmony to consider and propose cure alternatives.

         On May 1, 2000, members of SAG began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike may have on its operations by utilizing non-union talent and continuing to produce its commercials outsie of the United States wherever possible. To date, the Company has experienced some loss of business as a result of the strike. The Company can give no assurance that an extended strike will not have a significant adverse affect on its operations.

         In November 1999, two of the principal officers of The End resigned. Under their agreements with The End, certain of the commercial directors of The End now have the right to terminate their agreement with The End. To date, one of the End's commercial directors has exercised his right to terminate his agreement and has ended his exclusive representation by The End. Subsequent to the departures of the aforementioned officers, the Company appointed a long-time executive with The End as executive producer of The End, and appointed a new chief operating officer who is a known talent as an executive in the financial, administrative, production and marketing arena of the entertainment industry. During the quarters ended June 30, 2000 and March 31, 2000, The End produced revenues of $4.5 million and $9.7 million, respectively, and operating losses of $394,000 and $453,000, respectively, compared to revenues of $7.9 million and an operating loss of $814,000 for the quarter ended December 31, 1999. No assurance can be given that these departures will not cause material adverse impact on operations or financial performance of The End. The impact of the departures of the foregoing individuals of The End on the Company's liquidity and profits/losses is not currently ascertainable; however, it has reduced The End's overhead and necessitated the valuation allowance for director advances in excess of earnings discussed fully in Note 2E to the financial statements.

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

         Management believes that with $7,171,000 of working capital as the foundation of its acquisition capital, the Company should have adequate capital to meet its ongoing working capital needs and continue its business plan and acquisition strategy in the near term. Anticipated uses of cash in the near term include funding operating losses and funding costs incurred by webADTV, which is currently in its initial start-up phase. Additionally, the Company further replenished its acquisition capital in August 2000 by entering into an accounts receivable-based loan and security agreement with GE Capital. This loan and security agreement provides for borrowings for working capital under a revolving line of credit (see note 2J to the financial statements), thereby enabling the divisions to operate their business through a line of credit instead of depending on the Company to fund their operations. The line will provide working capital for all of the Company's existing divisions, excluding webADTV, which the Company currently finances internally. However, should a potential acquisition require greater capital than the Company's cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the full implementation of its business plan.

         Consolidated cash was $7,996,000 at June 30, 1999 and $15,986,000 at December 31, 1999, a decrease of $7,990,000.

         Cash provided by operating activities during the first half of 2000 was $2,289,000. Accounts receivable at June 30, 2000 decreased $2,921,000 from December 31, 1999, other receivables at June 30, 2000 increased $782,000 from December 31, 1999 and prepaid expenses at June 30, 2000 increased $225,000 during the same period. Accounts payable at June 30, 2000 decreased $1,208,000 from December 31, 1999, accrued expenses at June 30, 2000 decreased $2,148,000 from December 31, 1999, and deferred income increased $557,000 during the same period.

         During the first half of 2000, net cash used in investing activities was $938,000 and was used for capital expenditures.

         Cash used in financing activities amounted to $4,763,000 during the first half of 2000. This represents primarily the payoff of the line of credit and the short-term note payable to the four principals of Curious Pictures, net of the proceeds from the exercise of options to purchase common stock.

Seasonality and Inflation

         The Company does not believe that seasonality or inflation has affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

On September 30, 1998, a jury in the United States District Court for the District of Minnesota (the "Court") ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC/Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the Court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC/Disney both misappropriated the Company's trade secret information, the Court disagreed with the jury's conclusion that the evidence showed that those actions caused the Company's damages or that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The Court further ruled that in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February 1999. On February 16, 2000, the Company presented its oral argument to the 8th Circuit Court of Appeals in St. Paul, Minnesota. To date, the 8th Circuit Court of Appeals had not yet ruled on the appeal. The Company intends to pursue its appeal of the judgment and, to this end, certain personnel and financial resources will be used.

Item 2.       Changes in Securities.

         Not applicable

Item 3.       Defaults Upon Senior Securities

         Not applicable

Item 4.       Submission of Matters to a Vote of Securities Holders

         (a)  The Company held its Annual Meeting of Shareholders on June 22,
              2000.

         (b) The following directors were elected and continued their terms of office at the Annual Meeting:

              Christopher T. Dahl
              Richard W. Perkins
              Michael R. Wigley
              William E. Cameron

         (c)  The following matters were voted upon at the Annual Meeting of
              Shareholders:

              (1) To elect four directors for the ensuing year and until their successors shall be elected and duly qualified:

                                                FOR           AGAINST
                   Christopher T. Dahl       4,882,563        941,009
                   Richard W. Perkins        4,919,133        904,439
                   Michael R. Wigley         4,924,988        898,584
                   William E. Cameron        4,921,988        901,584

              (2) To consider and vote upon adoption of the Company's 2000 Stock Option Plan; and

                   FOR              2,606,035
                   AGAINST            604,693
                   ABSTAIN             20,375
                   BROKER NON-VOTE  2,592,469

              (3) To ratify the appointment of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.

                   FOR              5,696,959
                   AGAINST            120,378
                   ABSTAIN              5,875

         (d)  Not applicable

Item 5.       Other Information.

          a. On August 9, 2000, webADTV.com, Inc. ("webADTV"), a subsidiary of the Registrant, issued a press release announcing that it signed an exclusive licensing agreement with CDCX Corporation, a leading digital asset management company, to provide print and audio digital archiving as part of webADTV's inteleSource product. Under the agreement, webADTV has the exclusive right to market the CDXC Solution to the top 100 U.S. advertising agencies.

          b. On August 10, 2000, webADTV issued a press release announcing the appointment of James Bergeson to its Board of Advisors. Mr. Bergeson is currently the Chief Executive Officer of Colle and McVoy, one of the top 100 advertising agencies in the world.

Item 6.       Exhibits and Reports on Form 8-K.

          a.   Exhibits

               27.1  Financial Data Schedule

               99.1 Online System Software License Agreement Between Excalibur Technologies Corporation and webADTV.com, Inc. dated July 31, 2000

          b.   Current Reports on Form 8-K

               The Company filed the following Current Reports on Form 8-K (File No. 0-21534) with the Commission during the quarter for which this report is filed:

               1. The Company's Current Report on Form 8-K filed on April 26, 2000 regarding the online availability of inteleSOURCE.ORG through webADTV.com, Inc.

               2. The Company's Current Report on Form 8-K filed on April 27, 2000 regarding the execution of a joint operating agreement by webADTV.com, Inc. and Post Production Services, Inc. to provide encoding service expertise to webADTV.com, Inc.

               3. The Company's Current Report on Form 8-K filed on June 22, 2000 regarding a letter of intent executed by webADTV.com, Inc. to acquire Cosmic Inventions, LLC, a subsidiary of Post Production Services, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on August 14, 2000.

                                             iNTELEFILM CORPORATION


                                       BY:   /s/ Steven C. Smith
                                             -----------------------------------
                                             Steven C. Smith
                                       ITS:  Chief Financial Officer

EXHIBIT INDEX

27.1  Financial Data Schedule

99.1 Online System Software License Agreement Between Excalibur Technologies Corporation and webADTV.com, Inc. dated July 31, 2000