Form 10KSB/A
period 1999-12-31
INTELEFILM CORP
filed 2000-10-27
CIK 882160

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |


         The issuer's revenues for its most recent fiscal year were $67,242,374.


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

GENERAL OVERVIEW


         Over the past year, iNTELEFILM(sm) Corporation (the "Company") has transformed itself into a leading source of services for the television commercial production and related media business industry through acquisitions and the establishment of relationships in the industry, and now offers the most extensive production capability for television commercials, music videos and related media available in the United States and the exclusive services of established talent (See General Overview of 1999 Events and Transactions). In January 1999, the Company completed its exit from the children's entertainment and radio business when it sold the last of its radio stations to Radio Unica Corp.


          The Company believes that the expanded number of television channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create significant opportunities for the Company in traditional broadcast media and on the Internet.

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


         In connection with the development of the business to business portal, the Company, in development with AT&T and Excalibur Technologies Corporation ("Excalibur"), announced the creation of inteleSource, a digital video archiving and retrieval service designed specifically for global advertising agencies, the Company's core customer. AT&T and Excalibur will provide web-based hosting, connectivity and video content management technologies for the data-based service and the Company will provide its relationships with advertising agencies and its expertise in commercial production. The Company believes that there is a great need for on-demand digital archiving and retrieval of video assets by global advertising agencies and that the Company will be able to couple its agency relationships with the AT&T infrastructure and the new Excalibur architecture in order to manage video content over networks to take additional steps in web-enabling its services. inteleSource is a web based digitized video storage and retrieval service designed exclusively for use by global advertising agencies and their clients. Utilizing Excalibur Screening Room technologies powered by AT&T Labs technology, inteleSource encodes television commercials with specific searchable criteria such as clients, products, directors, producers, and creatives, empowering agencies and their clients to more efficiently manage and retrieve assets from their extensive video libraries.


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

         SALE OF RADIO STATIONS ACQUIRED PURSUANT TO FORMER BUSINESS STRATEGY.


         In January 1998, the shareholders initially approved a sale agreement for all of the assets related to the Company's radio stations; however, this sale was ultimately not closed by the seller. Management continued to pursue the sale strategy, and in August 1998, the shareholders of the Company approved new sales agreements for substantially all of the assets related to the Company's radio stations. During the fall of 1998 and early 1999, the Company completed the sale of all of its radio stations and exited its former business strategy.


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

         RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


         On January 6, 1998, the Company's shareholders approved the initial sale agreements of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. The transition from the radio broadcasting industry and effectively completed with the closing of the sale of the Company's radio stations in January 1999.


         The transition into the commercial production service industry occurred with the Company's acquisition of a majority interest in Harmony, and Curious Pictures, and a 100% interest in Chelsea. As a result of acquiring a majority interest in Harmony and Curious Pictures, the Company began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony's results from operations are consolidated for the period beginning April 1, 1999 (the "Consolidated Reporting Period"). Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a traditional "Management's Discussion and Analysis" comparison of the changes in the revenue and expense categories from 1998 to 1999 would not be meaningful. Accordingly, information detailing the origin of the production revenues and expenses has been provided.


         The Company had revenues of $67,242,000 in 1999 compared to no such revenues in 1998. The Harmony production companies produced revenues of $49,393,000 during the Consolidated Reporting Period while the Company's two production companies added in the current year, Chelsea and Populuxe, provided $17,849,000 of the 1999 revenues. Populuxe is a start-up production company. The Company purchased and began operating Chelsea in March 1999. Chelsea currently has a base of talent and directors from which to draw, but intends to continue to build that base.


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



         General and administrative expenses consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Harmony's general and administrative expenses were $4,881,000 during the Consolidated Reporting Period, while general and administrative expenses at Chelsea and Populuxe were $2,186,000 in 1999.





         Stock option compensation was $2,121,000 in 1999 and includes the following: (i) $50,000 of expense related to options granted to members of the Company's Board of Directors, (ii) $1,908,000 of expenses related to previously existing options granted to Curious Management, and (iii) $163,000 of expense related to current options granted to Curious Management.

         Corporate charges decreased $1,941,000 during 1999 from $5,614,000 in 1998 to $3,673,000 in 1999. During 1999 there was a decrease in litigation expenses of $2,737,000 as the trial against ABC/Disney was concluded in the last quarter of 1998. A less costly appeals process continues at this time. Corporate charges, exclusive of the litigation expense, increased as general office operation expense increased as well as the increase in acquisition activity.



         Depreciation and amortization for the production and corporate operations was $1,542,000 in 1999 compared to $8,000 in 1998. The Company reported $675,000 of amortization expense during the Consolidated Reporting Period related to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

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


         Income tax benefits of $700,000 and $4,000,000 were realized from continuing operations in 1999 and 1998, respectively. These income tax benefits were derived from the ability to offset the taxable loss from operations against the sale of discontinued operations.



         Net loss from continuing operations of $7,010,000 was realized in 1999 compared to a net loss from continuing operations in 1998 of $10,948,000.



         During the years ended December 31, 1999 and 1998, the Company recognized gains on the disposal of discontinued operations of $14,349,000 and $18,518,000, respectively. These overall gains include losses from discontinued operations of $113,000 and $3,527,000 on revenues of $100,000 and $2,567,000, respectively, and a tax provision of $1,802,000 and $4,330,000, respectively. This represents taxes estimated to be due as a result of the sale of the radio stations.



         Net income of $7,340,000 and $6,890,000 was realized in 1999 and 1998, respectively.


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

         Consolidated cash was $15,986,000 at December 31, 1999 and $254,000 at December 31, 1998, an increase of $15,732,000.


         Cash used in operating activities from continuing operations during 1999 was $4,344,000 and the operating cash flows reflected are net of account increases occurring as a result of acquisitions. Accounts receivable at December 31, 1999 increased $2,760,000 from December 31, 1998, other receivables at December 31, 1999, decreased $307,000 and prepaid expenses at December 31, 1999 increased $326,000 during that same time period. Accounts payable at December 31, 1999, decreased $1,785,000 from December 31, 1998, accrued expenses at December 31, 1999 increased $571,000 from December 31, 1998, and deferred income increased $950,000 during the same period.


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


         Cash used in discontinued operations was $1,329,000.


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

                             INTELEFILM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 DECEMBER 31,
                                                                                    -----------------------------------
                                                                                          1999                1998
                                                                                    ---------------     ---------------
Production contract revenues                                                        $    67,242,374     $       -
Costs and expenses:
    Cost of production                                                                   56,488,737             -
    Selling, general and administrative
       (exclusive of all items shown below)                                               9,722,084             -
    Corporate                                                                             2,123,734           4,714,011
    Corporate expenses paid to affiliated
       management company (Note 13)                                                       1,549,372             900,000
    Stock option compensation                                                             2,121,024             -
    Depreciation and amortization                                                         1,541,727               7,655
                                                                                    ---------------     ---------------

Loss from continuing operations                                                          (6,304,304)         (5,621,666)

Gain on sale of subsidiary stock (Note 2)                                                   119,508             -
Equity loss in Harmony (Note 4)                                                          (1,930,942)         (4,058,361)
Interest expense                                                                         (1,096,660)         (5,364,117)
Interest expense - related parties (Note 3 and 13)                                          (51,945)           (120,713)
Interest income                                                                           1,554,687             299,571
Other income (expense) - net                                                                  -                 (82,883)
                                                                                    ---------------     ---------------
Loss from continuing operations before taxes                                             (7,709,656)        (14,948,169)

Income tax benefit                                                                          700,000           4,000,000
                                                                                    ---------------     ---------------
Net loss from continuing operations                                                      (7,009,656)        (10,948,169)

Gain on the disposal of discontinued operations,
    net of income taxes of $1,801,892 (1999) and
    $4,330,237 (1998) (Note 2)                                                           14,349,233          18,517,964
                                                                                    ----------------    ---------------

Net income                                                                                7,339,577           7,569,795

Accretion of preferred stock                                                                -                  (680,236)
                                                                                    ---------------     ---------------
Net income available to common shareholders                                         $     7,339,577     $     6,889,559
                                                                                    ===============     ===============
Basic and diluted net loss per share from continuing operations                     $         (1.11)    $         (1.64)
                                                                                    ===============     ===============
Basic and diluted net income per share                                              $          1.16     $          1.03
                                                                                    ===============     ===============
Weighted average number of shares outstanding                                             6,343,000           6,676,000
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

                             INTELEFILM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1999               1998
                                                                                    -------------      ------------
OPERATING ACTIVITIES:
    Net income                                                                      $ 7,339,577       $   7,569,795
    Adjustments to reconcile net income to net
       cash used in operating activities net of disposition and
       discontinued operations:
              Gain on disposal of discontinued operations, net of taxes             (14,349,233)        (18,517,964)
              Provision for doubtful accounts                                           191,010            (433,000)
              Depreciation and amortization                                           1,541,727               7,655
              Gain on sale of subsidiary stock                                         (119,508)               -
              Net barter activity                                                          -                  2,767
              Amortization and write-off of deferred debt issue costs                   742,737           1,859,389
              Write-off of stock subscription receivable                                   -                400,000
              Equity loss in Harmony                                                  1,930,942           4,058,361
              Stock option compensation expense                                       2,121,024                -
              Non cash income tax benefit                                              (700,000)         (4,000,000)
              Issuance of common stock and use of sale proceeds
                 for payment of interest                                                   -                392,093
              Decrease (increase) in (excluding subsidiary
                 acquisitions and sales):
                 Accounts receivable                                                 (2,759,791)            309,688
                 Other receivables                                                      306,817            (674,518)
                 Prepaid expenses                                                      (325,545)           (183,954)
              Increase (decrease) in (excluding subsidiary acquisitions and sales):
                 Accounts payable                                                    (1,785,306)            643,109
                 Deferred income                                                        950,000                -
                 Other accrued expenses                                                 571,468             430,187
                                                                                     ----------        ------------
                     Net cash used in operating activities                           (4,344,081)         (8,136,392)
                                                                                     ----------        ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (1,236,515)           (246,097)
    Investment in Curious Pictures and Chelsea                                       (1,750,382)               -
    Investment in and notes receivable from Harmony                                  (2,986,152)         (3,201,250)
    Cash acquired net of cash relinquished in acquisitions
       and sales                                                                        411,983                -
    Proceeds from sale of radio stations                                             14,045,180           8,656,990
    Proceeds from note receivable                                                    15,000,000                -
    Other capital expenses                                                             (195,309)               -
                                                                                    -----------       -------------
                     Net cash provided by investing activities                       23,288,805           5,209,643
                                                                                    -----------       -------------

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                             1,356,776             (18,864)
    Repayment of debt                                                                  (142,085)         (1,454,390)
    Proceeds from issuance of debt                                                         -              3,627,345
    Proceeds from issuance of common stock                                              280,771               5,321
    Payment of deferred debt issue costs                                                   -                (32,792)
    Issuance (redemption) of redeemable convertible
       preferred stock                                                               (2,448,486)          1,768,250
    Repurchase of common stock                                                         (930,635)           (524,447)
                                                                                    -----------       -------------
                     Net cash provided (used in) by
                        financing activities                                         (1,883,659)          3,370,423
                                                                                    -----------       -------------

Cash used in discontinued operations                                                 (1,328,585)           (735,027)
Increase (decrease) in cash and cash equivalents                                     15,732,480            (291,353)
Cash and cash equivalents at beginning of year                                          253,905             545,258
                                                                                    -----------       -------------

Cash and cash equivalents at end of year                                            $15,986,385       $     253,905
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

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Net Income (Loss) Per Share:


                      In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Outstanding options and warrants to purchase 3,577,718 and 3,197,317 shares of the Company's common stock at December 31, 1999 and 1998, respectively, were not included in the diluted EPS calculation as they were antidilutive. For 1999 and 1998 the Company's basic and diluted EPS were the same as the effect of all outstanding options and warrants were antidilutive. Additionally, the Company's preferred stock outstanding at December 31, 1998 was not included in the computation of diluted EPS as its effect would be antidilutive.


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


                      In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items" (ABP 30), certain reclassifications have been made to the previously reported 1999 financial statements to reflect the disposition of the radio stations as a discontinued operations.


NOTE 2:           ASSET AND SUBSIDIARY STOCK SALE TRANSACTIONS

                  Radio Station Sale Transaction:


                     On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operations and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. During the years ended December 31, 1999 and 1998, the Company recognized gains on the disposal of discontinued operations of $14,349,233 and $18,517,964, respectively. These overall gains include losses from discontinued operations of $113,183 and $3,526,703 on revenues of $100,279 and $2,566,647, respectively, and a tax provision of $1,802,000 and $4,330,000, respectively. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $2.26 and $2.77 in 1999 and 1998, respectively:

                     The following table summarized the balance sheets of such radio stations to be sold as of December 31:

                                                                     1999                 1998
                                                                 ------------         ------------
                           Current assets                        $       -            $   386,211
                           Assets held for sale                          -             11,391,402

                           Accounts payable                              -                462,800
                           Accrued income taxes                          -                328,000
                           Other accrued liabilities                     -                 40,971
                           Deferred revenue                              -              2,675,556
                           Notes payable                                 -                979,613

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


                  The gain on the sale of the Company's radio stations aggregated $14,462,416 and $22,044,667 net of income taxes in 1999 and 1998, respectively.


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


                     In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share of Curious Pictures at a price of $1.00 per share, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Management exercise all of their new options over the five-year term of their employment agreements, the Company will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and Harmony will own the remaining 29%. Additionally, the Company granted Curious Management warrants to purchase an aggregate 300,000 shares of the Company's common stock for approximately $1.92 per share.


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


                     Under the accounting provisions of FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                      1999                 1998
                                                                                ---------------      ----------------
                      Net income:
                           As reported                                          $     7,339,577      $      7,569,795
                           Pro forma                                                  6,400,308             5,513,782
                      Basic and diluted net income per share:
                           As reported                                                  1.16                 1.03
                           Pro forma                                                    1.01                 0.72


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

                  The income tax provisions (benefits) for the years ended December 31 are as follows:



                                                                                      1999                 1998
                                                                                ---------------      ---------------
                      Current:
                           Federal                                              $      (615,000)      $    (3,500,000)
                           State                                                        (85,000)             (500,000)
                                                                                ---------------      ----------------
                                                                                       (700,000)           (4,000,000)
                                                                                ===============      ================

                  During 1999 and 1998, the Company allocated a benefit of $700,000 and $4,000,000, respectively, to continuing operations for the current tax benefit realized from the ability to offset the taxable loss from operations against the sale of discontinued operations. The benefit from net operating losses from periods prior to 1999 that were realized as a result of the radio station sale transactions was allocated to discontinued operations

                  A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income
                  (loss) before taxes on income is as follows:

                                                                                        1999                 1998
                                                                                     ----------          -----------
                  Statutory rate (benefit)                                            (34.0%)              (34.0%)
                  Current state tax benefit                                            (0.4%)               (1.1%)
                  Loss carry forwards with no current benefit                          25.4%                 8.3%
                                                                                     -------             -------
                  Effective tax rate (benefit)                                         (9.0%)              (26.8%)
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


                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota on October 27, 2000.



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



         Signature                          Title                                                Date
         ---------                          -----                                                ----
         /s/ Christopher T. Dahl            President, Chief Executive Officer                   October 27, 2000
         -------------------------          and Director
         Christopher T. Dahl                (principal executive officer)


         /s/ Steven C. Smith                Chief Financial Officer and                         October 27, 2000
         -------------------------          Principal Accounting Officer
         Steven C. Smith

         /s/ Richard W. Perkins             Director                                             October 27, 2000
         -------------------------
         Richard W. Perkins


         /s/ Michael R. Wigley              Director                                             October 27, 2000
         -------------------------
         Michael R. Wigley

         /s/ William E. Cameron             Director                                             October 27, 2000
         -------------------------
         William E. Cameron



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