Form 10QSB/A
period 2000-03-31
INTELEFILM CORP
filed 2000-10-27
CIK 882160

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

                                                                               AMENDED
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2000             1999
                                                                    ------------     ------------
Production contract revenues                                        $ 21,739,591     $  1,144,300

Costs and expenses:
    Cost of production                                                18,497,237          965,464
    Selling                                                              813,714           36,943
    General and administrative (exclusive of items shown below)        2,238,332          263,081
    Stock option compensation                                             90,352               --
    Corporate                                                          1,161,313          540,095
    Depreciation and amortization                                        516,251            4,241
                                                                    ------------     ------------
Loss from continuing operations                                       (1,577,608)        (665,524)

Equity loss in Harmony                                                        --       (1,930,942)
Interest income net of interest (expense)                                 62,941         (502,806)
                                                                    ------------     ------------

Net loss from continuing operations before income taxes               (1,514,667)      (3,099,272)
Income tax provision/(benefit)                                             4,549         (400,000)
                                                                    ------------     ------------

Net loss  from continuing operations                                  (1,519,216)      (2,699,272)

Gain on the disposal of discontinued operations, net of
    income taxes of $3,500,000 three months ended March 31, 1999              --       12,853,510
                                                                    ------------     ------------

Net Income (loss)                                                   $ (1,519,216)    $ 10,154,238
                                                                    ============     ============

Basic and diluted net loss per share from continuing operation      $      (0.24)    $      (0.42)
                                                                    ============     ============

Basic and diluted net income (loss) per share                       $      (0.24)    $       1.56
                                                                    ============     ============

Weighted average number of shares outstanding                          6,336,000        6,492,000
                                                                    ============     ============

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM Corporation
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                          AMENDED
                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                   2000             1999
                                                                               ------------     ------------
Operating activities:
Net income (loss)                                                              $ (1,519,216)    $ 10,154,238
Adjustments to reconcile net income (loss) to net cash used in operating activities net of disposition and discontinued operations:
          Gain on disposal of discontinued operations, net of taxes                      --      (12,853,510)
          Provision for doubtful accounts & director advances                       548,558             (167)
          Depreciation & amortization                                               516,251            4,241
          Stock option compensation                                                  90,352               --
          Non cash income tax benefit                                                               (400,000)
          Amortization and write-off of deferred debt issue costs                        --          742,737
          Equity loss in Harmony                                                         --        1,930,942
          Non-cash interest payment related to sale of stations                          --           92,008
          Decrease (increase) in:                                                                         --
               Accounts receivable                                                3,239,473          (55,977)
               Other receivables                                                   (344,309)        (428,549)
               Prepaid expenses                                                     941,867         (184,165)
          Increase (decrease) in:                                                                         --
               Accounts payable                                                     269,426       (1,692,831)
               Deferred income                                                     (737,884)              --
               Other accrued expenses                                            (2,492,724)       2,447,172
                                                                               ------------     ------------
               Net cash provided by (used in) operating activities                  511,794         (243,861)
                                                                               ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                        (282,286)         (74,564)
      Net investment in & notes receivable from Harmony                                  --       (2,440,137)
      Other capital expenditures                                                   (148,651)              --
      Proceeds from sale of radio stations                                               --       14,034,415
                                                                               ------------     ------------
               Net cash provided by (used in) investing activities                 (430,937)      11,519,714
                                                                               ------------     ------------

Financing activities:
      Payment of line of credit                                                  (3,548,911)              --
      Payment of debt                                                               (86,627)         (33,211)
      Proceeds from debt financings                                                 191,453               --
      Redemption of convertible preferred stock                                          --       (2,450,002)
      Repurchase of common stock                                                         --          (11,505)
      Proceeds from issuance of common stock                                        311,477               --
      Proceeds from stock subscriptions receivable                                       --           21,500
                                                                               ------------     ------------
               Net cash used in  financing activities                            (3,132,608)      (2,473,218)
                                                                               ------------     ------------

Cash used in discontinued operations                                                              (3,347,587)
Increase (decrease) in cash and cash equivalents                                 (3,051,751)       5,455,048
Cash and cash equivalents at beginning of period                                 15,986,385          253,905
                                                                               ------------     ------------

Cash and cash equivalents at end of period                                     $ 12,934,634     $  5,708,953
                                                                               ============     ============

         See accompanying condensed notes to the consolidated financial iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
March 31, 2000

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

    F. On May 1, 2000, members of the Screen Actors Guild began a strike against the advertising agencies that represent the Company's customer base. This strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike will have on its operations by utilizing non-union talent and continuing to produce its commercials off-shore wherever possible. The Company can give no assurance that it will not experience future adverse affects from the strike, which the industry believes will be settled by October 30, 2000.

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

         In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items"
(ABP 30), certain reclassifications have been made to the previously reported 1999 financial statements to reflect the disposition of the radio stations as a discontinued operation.

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

Note 6       Discontinued Operations

         On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. During the three months ended March 31, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,854,000. This overall gain includes a $192,000 loss from discontinued operations on revenues of $87,000 and a tax provision of $3,500,000. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $1.98 for the three months ended March 31, 1999.


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

         The Company believes it is now a leading source of services for the television commercial production industry, offering extensive production capability and the exclusive services of established industry talent. The Company intends to seek additional acquisitions to further broaden its offering of services with the objective of enhancing overall profit margins and leveraging its pool of talent and technical expertise to capitalize on the convergence of short-form video content and technologies of broadband Internet delivery systems.

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

         The Company's total commercial production revenues increased $20,596,000 from $1,144,000 in the first quarter of 1999 to $21,740,000 in the first quarter of 2000. Revenues at Chelsea and Populuxe increased $4,664,000 from $1,144,000 in the first quarter of 1999 to $5,808,000 in the first quarter of 2000. The End, the operating division of Harmony, and Curious Pictures produced revenues of $15,931,000 in the first quarter of 2000, an increase of $2,410,000 over the same period last year, although those revenues were not consolidated in the Company's financial statements at that time. These increases were due primarily to the improved ability of the Company's production companies to attract and retain directors.

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

         Depreciation and amortization for the production and corporate operations incurred in the first quarter of 2000 was $516,000 and $4,000 in the first quarter of 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in the Company's financial statements for that period. This increase is related primarily to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

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

         Income tax benefits of $400,000 were recognized in the three months ended March 31, 1999. These income tax benefits were derived primarily from the ability to offset the taxable loss from operations against the sale of discontinued operations.

         A net loss from continuing operations of $1,519,000 was realized in the first quarter of 2000 compared to $2,699,000.

         During the three months ended March 31, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,854,000. This overall gain includes a $192,000 loss from discontinued operations on revenues of $87,000, and a tax provision of $3,500,000. This represents taxes estimated to be due as a result of the sale of the radio stations at the time. This estimate was subsequently reduced to approximately $1,802,000 in the fourth quarter of 1999 by employing certain income tax strategies not in place in the first three quarters of 1999.

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

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on October 27, 2000.

                                       iNTELEFILM CORPORATION


                                       BY:   /s/ Steven C. Smith
                                             -----------------------------------
                                             Steven C. Smith
                                       ITS:  Chief Financial Officer and
                                             Principal Accounting Officer

EXHIBIT INDEX

27       Financial Data Schedule