Form 10QSB/A
period 2000-06-30
INTELEFILM CORP
filed 2000-10-27
CIK 882160

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
                                                              ==============      ==============

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                               AMENDED                          AMENDED
                                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                       2000             1999             2000             1999
                                                                   ------------     ------------     ------------     ------------
Production contract revenues                                       $ 15,437,142     $ 23,457,601     $ 37,176,733     $ 24,619,824

Costs and expenses:
    Cost of production                                               12,368,178       19,557,110       30,865,415       20,836,738
    Selling                                                             780,278          908,017        1,593,992        1,081,787
    General and administrative
      (exclusive of items shown below)                                2,261,755        2,115,366        4,500,087        2,611,130
    Stock option compensation                                           135,393        1,958,250          225,745        1,958,250
    Corporate                                                         1,195,622          880,560        2,356,935        1,520,655
    Depreciation and amortization                                       524,048          397,338        1,040,299          447,985
                                                                   ------------     ------------     ------------     ------------
Loss from continuing operations                                      (1,828,132)      (2,359,040)      (3,405,740)      (3,836,721)

Equity loss in Harmony                                                       --               --               --       (1,118,785)
Interest income net of interest (expense)                               111,829          388,715          174,770         (114,091)
                                                                   ------------     ------------     ------------     ------------

Net loss from continuing operations before income taxes              (1,716,303)      (1,970,325)      (3,230,970)      (5,069,597)
Income tax provision (benefit)                                            7,295         (260,000)          11,844         (660,000)
                                                                   ------------     ------------     ------------     ------------

Net loss from continuing operations                                  (1,723,598)      (1,710,325)      (3,242,814)      (4,409,597)

Gain(loss) on the disposal of discontinued operations, net of income taxes of $260,000 (three months ended June 30, 1999)
    and $3,760,000 six months ended June 30, 1999                            --         (280,996)              --       12,572,514
                                                                   ------------     ------------     ------------     ------------

Net income (loss)                                                  $ (1,723,598)    $ (1,991,321)    $ (3,242,814)    $  8,162,917
                                                                   ============     ============     ============     ============

Basic and diluted net loss per share from continuing operations    $      (0.27)    $      (0.26)    $      (0.51)    $      (0.68)
                                                                   ============     ============     ============     ============

Basic and diluted net income (loss) per share                      $      (0.27)    $      (0.31)    $      (0.51)    $       1.26
                                                                   ============     ============     ============     ============

Weighted average number of shares outstanding                         6,423,000        6,490,000        6,379,000        6,491,000
                                                                   ============     ============     ============     ============

    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                      AMENDED
                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                               2000             1999
                                                                                           ------------     ------------
Operating activities:
Net income (loss)                                                                          $ (3,242,814)    $  8,162,917
Adjustments to reconcile net income (loss) to net
      cash used in operating activities net of disposition and discontinued operations:
          Gain on disposal of discontinued operations, net of taxes                                  --      (12,572,514)
          Provision for doubtful accounts & director advances                                   571,639          109,039
          Depreciation & amortization                                                         1,040,299          447,985
          Stock option compensation                                                             225,745        1,958,250
          Non cash income tax benefit                                                                --         (660,000)
          Amortization and write-off of deferred debt issue costs                                    --          742,737
          Equity loss in Harmony                                                                     --        1,118,785
          Non-cash interest payment related to sale of stations                                      --           92,008
          Decrease (increase) in:                                                                                     --
               Accounts receivable                                                            2,921,348       (1,251,582)
               Other receivables                                                               (781,821)        (464,219)
               Prepaid expenses                                                                (224,662)        (251,012)
          Increase (decrease) in:                                                                                     --
               Accounts payable                                                              (1,207,834)      (3,001,728)
               Deferred income                                                                  556,760        3,370,393
               Other accrued expenses                                                        (2,147,906)       2,897,188
                                                                                           ------------     ------------
               Net cash provided by (used in) operating activities                           (2,289,246)         698,247
                                                                                           ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                                    (608,639)        (860,795)
      Net investment in & notes receivable from Harmony                                              --         (215,657)
      Other capital expenditures                                                               (329,557)      (1,471,861)
      Proceeds from sale of radio stations                                                           --       14,034,415
                                                                                           ------------     ------------
               Net cash provided by (used in) investing activities                             (938,196)      11,486,102
                                                                                           ------------     ------------

Financing activities:
      Payment of line of credit                                                              (3,548,911)              --
      Payment of debt                                                                        (1,679,173)        (538,291)
      Proceeds from debt financings                                                             191,453          645,303
      Redemption of convertible preferred stock                                                      --       (2,450,002)
      Repurchase of common stock                                                                     --         (260,145)
      Proceeds from issuance of common stock                                                    273,977               --
      Proceeds from stock subscriptions receivable                                                   --           21,500
                                                                                           ------------     ------------
               Net cash used in  financing activities                                        (4,762,654)      (2,581,635)
                                                                                           ------------     ------------

Cash used in discontinued operations                                                                 --       (3,434,757)
Increase (decrease) in cash and cash equivalents                                             (7,990,096)       6,167,957
Cash and cash equivalents at beginning of period                                             15,986,385          253,905
                                                                                           ------------     ------------

Cash and cash equivalents at end of period                                                 $  7,996,289     $  6,421,862
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

      F. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. This on-going strike has limited the Company's ability to produce television commercials domestically. The Company has made an effort to limit the effect that the strike has had on its operations by utilizing non-union talent and producing its commercials outside of the United States wherever possible. The Company has experienced some loss of business as a result of the strike. The Company can give no assurance that it will not experience future adverse affects from the strike, which the industry believes will be settled by October 30, 2000.

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

Note 6        Discontinued Operations

         On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. During the six months ended June 30, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,573,000. This overall gain includes a $205,000 loss from discontinued operations on revenues of $97,000 and a tax provision of $3,760,000. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $1.94 for the six months ended June 30, 1999.


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

         Results of Operations for the Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999:

General Overview

         On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. The transition was finalized with the completion of the sale of the Company's radio stations in January 1999 and with increases in the Company's ownership in Harmony to 55%, in Curious Pictures to 51%, and in Chelsea to 100%.

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

         The Company's total commercial production revenues decreased $8,021,000 from $23,458,000 in the second quarter of 1999 to $15,437,000 in the second quarter of 2000, while in the first half of 2000 revenues increased $12,557,000 or 51% from $24,620,000 in 1999 to $37,177,000 in 2000. During the second quarter of 2000, revenues at Curious Pictures and Chelsea increased $2.9 million while revenues at The End and Populuxe decreased $8.8 million. A decrease in revenues of $2.0 million during the second quarter is attributable to The End (London), which Harmony sold July 1, 1999. The End and Curious Pictures produced revenues of $13.5 million in the first quarter of 1999, although those revenues were not consolidated in the Company's financial statements at that time. The Company believes that the decrease in revenues at The End resulted from the effects of the SAG strike, which began in May 2000. In reaction to the initial strike announcement, many agencies withheld production as they assessed the situation in an attempt to determine when a settlement might be reached. Although the agencies are gradually sending more jobs into production, there continued to be fewer jobs on which to bid through August 4, 2000. The strike has had a lesser effect on Curious Pictures as Curious Pictures' productions primarily use animation and digigraphics. Chelsea has been able to avoid some of the strike's impact by producing commercials outside of the United States. Additionally, a portion of the decrease in revenues at The End may be attributed to the commercial director contracts that were not renewed.

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

         Depreciation and amortization for the production and corporate operations increased to $524,000 in the second quarter of 2000 from $397,000 in the second quarter of 1999, and increased $592,000 during the first half of 2000 compared to the same period in 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in the Company's financial statements for that period. This increase was related primarily to the excess of the investment cost over the value of the underlying net assets

(goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

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

         Income tax benefits of $660,000 were recognized in the six months ended June 30, 1999. These income tax benefits were derived primarily from the ability to offset the taxable loss from operations against the sale of discontinued operations.

         A net loss from continuing operations of $1,724,000 and $3,243,000 was recognized in the second quarter and first half of 2000, respectively, compared to a net loss from continuing operations of $1,710,000 and $4,410,000 in the second quarter and first half of 1999, respectively.

         During the six months ended June 30, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,573,000. This overall gain included a $205,000 loss from discontinued operations on revenues of $97,000, and a tax provision of $3,760,000. This represented taxes estimated to be due as a result of the sale of the radio stations at the time. This estimate was subsequently reduced to approximately $1,802,000 in the fourth quarter of 1999 by employing certain income tax strategies not in place in the first three quarters of 1999.

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

                                           iNTELEFILM CORPORATION


                                     BY:   /s/ Steven C. Smith
                                           -------------------------------------
                                           Steven C. Smith
                                     ITS:  Chief Financial Officer and Principal
                                           Accounting Officer

EXHIBIT INDEX

27.1  Financial Data Schedule

99.1 Online System Software License Agreement Between Excalibur Technologies Corporation and webADTV.com, Inc. dated July 31, 2000