Form 10QSB
period 2000-09-30
INTELEFILM CORP
filed 2000-11-14
CIK 882160

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 (Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For Quarterly period ended September 30, 2000 or

 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from _________ to _________

 Commission File No. 0-21534

                             iNTELEFILM Corporation
       (Exact name of small business issuer as specified in its charter)

     Minnesota                                                   41-1663712
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                            Identification Number)

                   5501 Excelsior Blvd., Minneapolis, MN 55416
           (Address of principal executive office, including zip code)

                                 (612) 925-8840
                (Issuer's telephone number, including area code)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes __X__    No_______


         As of November 11, 2000, there were outstanding 6,511,366 shares of common stock, $.02 par value, of the registrant.

INDEX

iNTELEFILM CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets -- September 30, 2000 and December 31,
         1999.

         Consolidated Statements of Operations - Three and nine months ended September 30, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Nine months ended June 30, 2000 and 1999.

         Condensed Notes to Consolidated Financial Statements -- September 30, 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT INDEX
iNTELEFILM CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                                      2000           DECEMBER 31,
                                                                   (UNAUDITED)          1999
                                                                  ------------     ------------
              ASSETS
Current assets:
      Cash and cash equivalents                                   $  5,682,127     $ 15,986,385
      Accounts receivable                                            3,137,156        8,965,467
          Allowance for doubtful accounts                              (38,458)        (199,164)
      Accounts receivable - affiliates                                 377,257          373,239
      Other accounts receivable                                      1,039,198          502,024
      Prepaid expenses                                               1,237,293        1,563,122
                                                                  ------------     ------------
              Total current assets                                  11,434,573       27,191,073

Property and equipment, net                                          4,373,024        2,957,455
Goodwill, net                                                        6,872,460        6,730,446
Other Assets                                                         1,540,207          738,878
                                                                  ------------     ------------
              Total assets                                        $ 24,220,264     $ 37,617,852
                                                                  ============     ============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                            $  2,660,577     $  4,010,891
      Accrued income taxes                                             253,244        1,032,520
      Deferred revenue                                                  12,590        2,392,785
      Other accrued expenses                                         3,850,111        4,650,835
      Line of credit                                                   394,737        3,548,911
      Short-term debt                                                       --        1,500,000
      Long-term debt - current portion                               1,264,328          191,933
                                                                  ------------     ------------
              Total current liabilities                              8,435,587       17,327,875

Long-term debt, less current maturities                                640,404          679,885
                                                                  ------------     ------------
              Total liabilities                                      9,075,991       18,007,760
                                                                  ------------     ------------

Commitments and Contingencies                                               --               --

Minority interest                                                      417,629          139,447

Shareholders' equity
      Common stock                                                     130,227          125,772
          Authorized shares - 50,000,000
          Issued & outstanding shares - voting: 6,322,325
          September 30, 2000 and 6,099,577 - December 31, 1999
          Issued and outstanding shares - nonvoting:
          189,041 - September 30, 2000 and December 31, 1999
      Additional paid-in capital                                    46,720,253       45,625,300
      Accumulated deficit                                          (31,757,673)     (25,952,927)
      Stock subscriptions receivable                                  (366,163)        (327,500)
                                                                  ------------     ------------
              Total Shareholders' Equity                            14,726,644       19,470,645
                                                                  ------------     ------------

      Total Liabilities & Shareholders' Equity                    $ 24,220,264     $ 37,617,852
                                                                  ============     ============



    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                       2000             1999             2000             1999
                                                                   ------------     ------------     ------------     ------------
Production contract revenues                                       $ 14,012,221     $ 21,492,732     $ 51,188,954     $ 45,732,020

Costs and expenses:
    Cost of production                                               11,865,234       18,024,181       42,730,649       38,317,499
    General selling and administrative
     (exclusive of items shown below)                                 3,125,644        2,836,876        9,219,723        5,986,299
    Stock option compensation                                            84,952           60,000          310,697        2,018,250
    Corporate                                                           906,895          893,382        3,263,830        2,278,010
    Depreciation and amortization                                       557,567          440,140        1,597,866          902,193
                                                                   ------------     ------------     ------------     ------------
Loss from continuing operations                                      (2,528,071)        (761,847)      (5,933,811)      (3,770,231)

Gain (loss) on sale of subsidiary stock & assets                        (18,078)         149,964          (18,078)         149,964
Equity loss in Harmony                                                       --               --               --       (1,930,942)
Interest income net of interest (expense)                                23,731          296,150          198,501          165,182
                                                                   ------------     ------------     ------------     ------------

Net loss from continuing operations before income taxes              (2,522,418)        (315,733)      (5,753,388)      (5,386,027)
Income tax provision (benefit)                                           39,514          (40,000)          51,358         (698,108)
                                                                   ------------     ------------     ------------     ------------

Net loss from continuing operations                                  (2,561,932)        (275,733)      (5,804,746)      (4,687,919)

Gain(loss) on the disposal of discontinued operations,
    net of income taxes of $40,000 (three months ended
    September 30, 1999) and $3,800,000 nine months ended
    September 30, 1999)                                                      --          (54,987)              --       12,520,119
                                                                   ------------     ------------     ------------     ------------

Net income (loss)                                                    (2,561,932)        (330,720)      (5,804,746)       7,832,200
Accretion of preferred stock and minority interest                           --          (21,387)              --          (21,387)
                                                                   ------------     ------------     ------------     ------------

 Net income (loss) to common shareholders                          $ (2,561,932)    $   (352,107)    $ (5,804,746)    $  7,810,813
                                                                   ============     ============     ============     ============

Basic and diluted net loss per share from continuing operations    $      (0.40)    $      (0.04)    $      (0.91)    $      (0.73)
                                                                   ============     ============     ============     ============

Basic and diluted net income (loss) per share                      $      (0.40)    $      (0.05)    $      (0.91)    $       1.21
                                                                   ============     ============     ============     ============

Weighted average number of shares outstanding                         6,484,000        6,410,305        6,412,000        6,463,852
                                                                   ============     ============     ============     ============



    See accompanying condensed notes to the consolidated financial statements iNTELEFILM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                2000             1999
                                                                                            ------------     ------------
Operating activities:
Net income (loss)                                                                           $ (5,804,746)    $  7,832,200
Adjustments to reconcile net income (loss) to net
      cash used in operating activities net of disposition
      and discontinued operations:
          Gain on disposal of discontinued operations, net of taxes                                   --      (12,520,119)
          (Gain) loss on sale of subsidiary stock & assets                                        18,078         (149,964)
          Provision for doubtful accounts & director advances                                    731,475           96,947
          Depreciation & amortization                                                          1,597,866          902,193
          Stock option compensation                                                              310,697        2,018,250
          Non cash income tax benefit                                                                 --         (700,000)
          Amortization and write-off of deferred debt issue costs                                     --          742,737
          Equity loss in Harmony                                                                      --        1,930,942
          Non-cash interest payment related to sale of stations                                       --           92,008
          Decrease (increase) in:                                                                     --
               Accounts receivable                                                             5,853,105         (688,211)
               Other receivables                                                              (1,436,373)          75,753
               Prepaid expenses                                                                  335,264           89,483
          Increase (decrease) in:                                                                     --
               Accounts payable                                                               (1,354,887)      (2,997,172)
               Deferred income                                                                (2,399,512)        (352,078)
               Other accrued expenses                                                         (1,635,011)       4,156,992
                                                                                            ------------     ------------
               Net cash provided by (used in) operating activities                            (3,784,044)         529,961
                                                                                            ------------     ------------

Investing activities:
      Sale/purchase of property & equipment                                                   (1,194,601)        (494,577)
      Net investment in & notes receivable from Harmony                                               --         (939,230)
      Other capital expenditures                                                                (891,353)      (2,344,938)
      Proceeds from sale of radio stations                                                            --       13,720,358
                                                                                            ------------     ------------
               Net cash provided by (used in) investing activities                            (2,085,954)       9,941,613
                                                                                            ------------     ------------

Financing activities:
      Payment of line of credit                                                               (3,154,174)              --
      Payment of debt                                                                         (1,776,270)      (1,556,468)
      Proceeds from debt financings                                                              221,454               --
      Redemption of convertible preferred stock                                                       --       (2,450,002)
      Repurchase of common stock                                                                 (32,223)        (825,123)
      Proceeds from issuance of common stock                                                     306,953               --
      Proceeds from stock subscriptions receivable                                                    --           21,500
                                                                                            ------------     ------------
               Net cash used in  financing activities                                         (4,434,260)      (4,810,093)
                                                                                            ------------     ------------

Cash used in discontinued operations                                                                  --       (3,391,127)
                                                                                            ------------     ------------

Increase (decrease) in cash and cash equivalents                                             (10,304,258)       2,270,354
Cash and cash equivalents at beginning of period                                              15,986,385          253,905
                                                                                            ------------     ------------

Cash and cash equivalents at end of period                                                  $  5,682,127     $  2,524,259
                                                                                            ============     ============



    See accompanying condensed notes to the consolidated financial statements iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
September 30, 2000

Note 1   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals with the exception of the adjustments discussed in
Note 2) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 1999.

         In April 1999, iNTELEFILM ("the Company") acquired a majority interest in Harmony Holdings, Inc. ("Harmony"), thereby allowing the Company to consolidate Harmony, for financial statement purposes, beginning April 1, 1999, rather than accounting for the investment under the equity method as it had for all previous periods.

Note 2   Significant Transactions and Subsequent Events

         The following significant transactions occurred during 2000 and are considered non-recurring:

A. In January 2000, the Company formed webADTV.com, Inc. ("webADTV") under the laws of the state of Minnesota. The Company is the principal shareholder in webADTV. webADTV hosts a suite of web-based applications designed to increase productivity and communication between the advertising agency, the client, the production companies and the media channels. iNTELESOURCE, designed specifically for adverting agencies, is the first online tool of webADTV. iNTELESOURCE is a digital video archiving and retrieval service that uses a web enabled, video asset management system to provide agencies and production companies with the ability to digitize, encode, archive and stream television commercials from their desktop.

B. In February 2000, webADTV adopted the 2000 Incentive Stock Option Plan and the 2000 Non-Qualified Stock Option Plan whereby 5,000,000 shares of the subsidiary's common stock have been reserved under each plan. The options can be either incentive stock options or non-statutory options as indicated by the plan name and are generally valued at the fair market value of the stock on the date of grant. The plans allow various vesting options and the ability for the employee to immediately exercise the options for consideration of cash or a subscription receivable. The subsidiary is able to repurchase stock issued on immediate exercises at the exercise price and/or at the fair market value of such stock if the employee does not meet certain service period requirements. As of October 30, 2000, approximately 4.5 million options had been granted under the plans of which approximately
         2.9 million options had been exercised. Stock subscription receivable related to these exercises aggregated approximately $55,000. If all options were exercised, the Company's ownership in webADTV would be diluted to 79%.

C. In March 2000, the Company proposed to commence an exchange offer to the shareholders of Harmony to acquire all of the outstanding shares of Harmony's common stock that it does not currently own, in exchange for shares of the Company's common stock. The Company proposes to offer one share of its common stock for every 13.75 shares of Harmony common stock and the offer is conditioned upon the Company obtaining at least 90% ownership of Harmony. If the Company is successful in its exchange offer, Harmony will become a wholly owned subsidiary of the Company.

D. On March 23, 2000, the Company called its notes payable due from Harmony. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, the Company granted Harmony a forbearance for an indeterminate amount of time to allow the independent directors of Harmony to further consider and propose cure alternatives.

E. During the nine months ended September 30, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling $895,000, of which $461,000 relates to advances paid in 1999. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company accounts for these monthly payments as prepaid compensation and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for collectibility based on anticipated future commercial project awards for individual commercial directors and an allowance was established for capitalized amounts believed to be uncollectible. The valuation allowance was primarily necessitated by changes in the workflow and contractual relationships of the majority of the commercial directors at Harmony's wholly-owned subsidiary, The End, Inc. ("The End").

F. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a strike against the advertising agencies that represent the Company's customer base. On October 28, 2000, this strike was settled. During this six-month strike, the Company's ability to produce television commercials domestically was limited. The Company attempted to reduce the effects the strike had on its operations by utilizing non-union talent and producing its commercials outside of the United States whenever possible. However, the Company did lose business as a result of the strike. No assurance can be given that the Company's operations and liquidity will not continue to be affected by the relations between such parties in the near future.

G. In July 2000, the Company discontinued the operations of Populuxe Pictures, Inc. ("Populuxe"). There are no significant continuing obligations related to this subsidiary.

H. In July 2000, webADTV entered into a software license agreement with Excalibur Technologies Corporation ("Excalibur"). Under the agreement, Excalibur received 200,000 shares of webADTV's common stock, valued at $2.50 per share, and $100,000 in cash. In addition, webADTV agreed to pay Excalibur $400,000 within 10 days of certain conditions being met. In return, webADTV received a three-year, pre-paid license for, and the right to exclusively market to advertising agencies through iNTELESOURCE, the Excalibur Screening Room(R) and RetrievalWare(R) product lines. webADTV believes that these products will provide the tools necessary to provide its web-based services to the advertising agencies.

I. In August 2000, the Company signed an accounts receivable-based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement provides for borrowings for working capital under a revolving line of credit with maximum availability of $7.0 million based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.24% at September 30, 2000). The agreement requires the Company to comply with certain restrictive covenants and will provide financing for Curious Pictures Corporation ("Curious Pictures"), Chelsea Pictures, Inc. ("Chelsea") and The End.

J. On September 1, 2000, webADTV completed its acquisition of Cosmic Inventions, LLC ("Cosmic Inventions") based on a letter of intent dated June 13, 2000. Consideration for the acquisition included 660,000 shares of webADTV common stock valued at $.10 per share, warrants to purchase 20,000 additional shares of webADTV common stock at $.10 per share, and a $650,000 promissory note due upon certain conditions being met, but not later than April 30, 2001. The valuation was based on the fair market value of the stock on the date the letter of intent was executed. This promissory note bears interest at a rate of 8% per annum. Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions.

K. Currently, $750,000 of the Company's cash balance secures a line to be used to issue import letters of credit. As of November 11, 2000, the Company is not exposed to a significant credit risk as a result of these letters of credit.

Note 3   Investment in Harmony

         The Company holds a majority interest in Harmony through the ownership of 4,139,562 shares of Harmony's common stock. Harmony's most recent reported fiscal year-end was December 31, 1999. Harmony's operations prior to the

Company consolidating Harmony's financial statements, are summarized as follows for the quarter ended March 31, 1999:

                                                    Three Months
                                                    Ended 3/31/99
                                                   (in thousands)

                  Contract revenues                  $ 16,275
                  Cost of production                   13,889
                                                     --------

                  Gross profit                          2,386
                  Production expenses                   2,851
                                                     --------

                  Loss from productions                  (465)
                  Corporate, depreciation
                     & amortization                       836
                  Restructuring cost &
                     impairment of assets                (175)
                                                     ---------

                  Loss from
                     Operations                        (1,126)
                  Interest expense                        (79)
                                                     ---------

                  Net loss                          $  (1,205)
                                                    ----------

         Harmony's results from operations are consolidated for the period beginning April 1, 1999 and all periods thereafter. Previous periods are accounted for under the equity method.

         No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of September 30, 2000, the Company had recognized losses in excess of its prorata share totaling $3.4 million.

Note 4   Reclassifications

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on the accumulated deficit or net income or loss previously reported.

         In accordance with Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items" (APB
30), certain reclassifications have been made to the previously reported 1999 financial statements to reflect the disposition of the radio stations as a discontinued operation.

Note 5   Business Segments

         The Company classifies its operations into two major business segments: television commercial production and webADTV. The television and commercial production segment consists of the Company's production companies: Curious Pictures, Chelsea, and The End and its subsidiaries through Harmony. The webADTV segment is comprised of Cosmic Inventions, INTELESOURCE and other online digital tools designed to web-enable all aspects of the advertising campaign process.

         The Company evaluates performance of its segments based on several measurements. The primary financial measure use by the Company is production service income, which is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, depreciation and amortization. Production service income measures the contribution margin generated by each of its segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.

                     Nine months ended September 30, 2000 (in thousands)

                     Television
                     Commercial                              Total
                     Production    webADTV    Corporate    iNTELEFILM
                     ----------    -------    ---------    ----------
Revenues
 from external
 sources              $ 51,161     $     28     $     --     $ 51,189
Inter-segment
 Revenues                   --          137          700          837

Production
 service income/
 (loss)               $   (100)    $ (1,361)    $    700     $   (761)
Stock option
 compensation              255           --           56          311
Depreciation and
 amortization              716           54          828        1,598
                      --------     --------     --------     --------
Income (loss) from
 operations           $ (1,166)    $ (1,415)    $ (3,223)    $ (5,804)
                      --------     --------     --------     --------

Additions to long-
 lived assets         $    434     $  1,515     $    245     $  2,194
                      --------     --------     --------     --------


Note 6   Discontinued Operations

         On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. During the nine months ended September 30, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,520,000. This overall gain includes a $209,000 loss from discontinued operations on revenues of $100,000 and a tax provision of $3,800,000. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $1.94 for the nine months ended September 30, 1999.

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

         The Company believes it is one of the leading sources of services for television commercial production within the entertainment industry, offering extensive production capability and the exclusive services of certain established industry talent. The Company intends to seek additional acquisitions to further broaden its offering of services with the objective of enhancing overall profit margins and leveraging its pool of talent and technical expertise to capitalize on the convergence of short-form video content and technologies of broadband internet delivery systems.

         The Company is also expanding services offered through its subsidiary, webADTV. webADTV is an online digital suite of tools designed to web-enable all aspects of the global advertising process. webADTV believes it will enhance and streamline the workflow process for advertising agencies and their clients. webADTV's first tool, iNTELESOURCE, is an internet based, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials that they produce. With the acquisition of Cosmic Inventions, webADTV has added more tools including Spot Rocket, a product which facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed DigiExpress, a product that enables simplified delivery and receipt of large files via standard e-mail addressing.

         As a result of acquiring a majority interest in Harmony and Curious Pictures, the Company began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony and Curious Pictures' results from operations are consolidated for the period beginning April 1, 1999. Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a comparison of the changes in the revenue and expense categories from the first nine months of 1999 to the first nine months of 2000 would not be meaningful without including additional information related to Harmony's results of operations for the first quarter of 1999. Accordingly, information related to Harmony's first quarter 1999 performance has been provided.

         Results of Operations for the Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999:

         The Company's total revenues decreased $7,481,000 from $21,493,000 in the third quarter of 1999 to $14,012,000 in the third quarter of 2000, while in the first nine months of 2000 revenues increased $5,457,000 or 12% from $45,732,000 in 1999 to $51,189,000 in 2000. During the third quarter of 2000, revenues at Chelsea increased $1.9 million while revenues at The End and

Curious Pictures decreased $9.2 million. Compared to revenues of $490,000 in the third quarter of 1999, Populuxe had no revenues in the third quarter of 2000 as it shut down its operations in July 2000. webADTV produced revenues of $27,000 during the quarter ended September 30, 2000. The End and Curious Pictures produced revenues of $13.5 million in the first quarter of 1999, although those revenues were not consolidated in the Company's financial statements at that time. The Company believes that the decrease in revenues at The End resulted from the effects of the SAG strike, which began in May 2000. In reaction to the initial strike announcement, many agencies withheld production as they assessed the situation in an attempt to determine when a settlement might be reached. Although the agencies began gradually sending more jobs into production, there continued to be fewer jobs on which to bid through October 28, 2000 when the strike was settled. The strike had a lesser effect on Curious Pictures as Curious Pictures' productions primarily use animation and digigraphics. Although revenues at Curious Pictures decreased slightly during the third quarter of 2000 compared to the same period in 1999, year-to-date revenues increased $1.7 million as of September 30, 2000 compared to the same period in 1999. Chelsea was able to avoid much of the strike's impact by producing commercials outside of the United States. Additionally, a portion of the decrease in revenues at The End may be attributed to the commercial director and sales representative contracts that were not renewed and the signing of new commercial directors and sales representatives to replace them.

     Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees, production insurance and commercial directors' fees. Cost of production as a percentage of revenues increased from 84% in the third quarter of 1999 to 85% in the third quarter of 2000, while it remained constant at 84% for the nine months ended September 30, 2000 and 1999. Included in the cost of production for the first nine months of 2000 was $895,000 in charges related to the Company's change in estimated valuation for the advances paid to its commercial directors (see Note 2E to the financial statements). The Company believes the cost of production, as a percentage of revenues, will continue to decrease as its production companies retain more commercial directors and are able to charge greater premiums for these commercial directors as the demand for their work increases. Additionally, the Company believes it will continue to realize greater cost benefits on a consolidated basis, such as vendor discounts, which may lower the overall cost of production.

         General selling and administrative expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts, as well as overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General selling and administrative expenses increased $289,000 from $2,837,000 during the third quarter of 1999 to $3,126,000 during the third quarter of 2000. These expenses increased $3,233,000 during the first nine months of 2000 compared to the same period in 1999, although The End and Curious Pictures incurred selling and administrative costs of $2.0 million in the first quarter of 1999, which were not consolidated in the Company's financial statements at that time. Increases at the commercial production divisions of approximately $700,000 were due primarily to the recent investment the Company made to its managerial infrastructure to allow for improvements in its sales representation and commercial director rosters. Additionally, during the first nine months of 2000, the Company's newest subsidiary, webADTV, incurred

$546,000 in selling and administrative costs associated with iNTELESOURCE and Cosmic Inventions.

         Stock option compensation increased $25,000 during the third quarter of 2000 and decreased $1,708,000 during the first nine months of 2000 compared to the respective periods of 1999. Stock option compensation expense in the first nine months of 2000 and 1999 included expense related to options granted to members of the Company's Board of Directors in the amount of $56,000 and $50,000, respectively, and expense related to options granted to Curious Management of $255,000 and $2.3 million, respectively.

         Corporate charges incurred in the third quarter of 2000 were $907,000 and $893,000 in the third quarter of 1999. During the first nine months of 2000, corporate charges increased from $2,278,000 in 1999 to $3,264,000 in 2000. Corporate charges related to the Harmony divisions were $530,000 in the first quarter of 1999 and were not consolidated in the Company's financial statements for that period. Overall, the increase in corporate charges on a comparable basis was $456,000 from the first nine months of 1999 to the first nine months of 2000, due to an increase in activities related to the promotion of the Company, outside professional consultant fees, travel expenses and expense related to the production of the Company's newsletter.

         Depreciation and amortization increased to $558,000 in the third quarter of 2000 from $440,000 in the third quarter of 1999, and increased $696,000 during the first nine months of 2000 compared to the same period in 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in the Company's financial statements for that period. This increase was related primarily to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Prior to the Company obtaining a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         Net interest income was $24,000 in the third quarter of 2000 compared to $296,000 in the third quarter of 1999. Interest income of $199,000 was reported in the first nine months of 2000 compared to $165,000 in the same period of 1999. The interest income in 2000 was due primarily to interest earned on the Company's cash.

         Income tax benefits of $700,000 were recognized in the nine months ended September 30, 1999. These income tax benefits were derived primarily from the ability to offset the taxable loss from operations against the sale of discontinued operations.

         A net loss from continuing operations of $2,562,000 was recognized in the third quarter of 2000 compared to $276,000 during the same period of 1999. Net loss from continuing operations of $5,805,000 was recognized in the first nine months of 2000 compared to $4,688,000 during the first nine months of 1999.

         During the nine months ended September 30, 1999, the Company recognized a gain on the disposal of discontinued operations of $12,520,000. This overall gain included a $209,000 loss from discontinued operations on revenues of $100,000 and a tax provision of $3,800,000. This represented taxes estimated to be due as a result of the sale of the radio stations at the time. This estimate was subsequently reduced to approximately $1,802,000 in the fourth quarter of 1999 by employing certain income tax strategies not in place in the first three quarters of 1999.

         A net loss of $2,562,000 was recognized in the third quarter of 2000 compared to a net loss of $352,000 in the third quarter of 1999. A net loss of $5,805,000 was recognized in the first nine months of 2000, while net income of $7,811,000 was recognized in the first nine months of 1999.

Liquidity and Capital Resources

         The Company's liquidity, as measured by its working capital, was $2,999,000 at September 30, 2000, compared to $9,863,000 at December 31, 1999.

         In January 2000, the Company organized webADTV as a subsidiary. webADTV is an online digital suite of tools designed to increase productivity and communication between the advertising agency, the client, the production companies and the media channels. One such tool is iNTELESOURCE, which was designed to give advertising agencies and production companies the opportunity to digitize, encode, archive, and stream television commercials from their desktop. webADTV intends to focus on the workflow needs critical to advertising agencies in the $250 billion advertising arena. webADTV believes the development of its tools for the advertising agency will generate revenues through a tiered subscription model, service income and commissions. WebADTV believes it will differentiate itself from competitors by applying the depth of its industry expertise, incorporating its various proprietary tools, and by increasing the range of its strategic relationships.

         On September 1, 2000, webADTV completed it acquisition of Cosmic Inventions based on a letter of intent dated June 13, 2000. Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed DigiExpress, a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products are designed to provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions. Consideration for the acquisition included 660,000 shares of webADTV common stock valued at $.10 per share, warrants to purchase 20,000 additional shares of webADTV common stock at $.10 per share, and a $650,000 promissory note due upon certain conditions being met, but not later than April 30, 2001. This promissory note bears interest at a rate of 8% per annum. The valuation was based on the fair market value of the stock on the date the letter of intent was executed.

         As of October 27, 2000, approximately 84% of the outstanding shares of common stock of webADTV were held by iNTELEFILM and approximately 16% of the outstanding shares of webADTV common stock had been issued directly to third parties and to employees and consultants pursuant to stock option plans. The Company is seeking separate financing for webADTV in order to expand and brand its infrastructure. If webADTV is unable to obtain such financing, the Company's efforts to enter into e-commerce with advertising agencies would be substantially impaired. However, no assurance can be given that webADTV will be able to obtain such financing or that such financing, if obtained, will be sufficient to fully implement its business plan. In that event, webADTV may have to seek alternative methods of financing, including the continued use of iNTELEFILM funds. Additionally, outside financing may result in the issuance of additional shares, thereby diluting the Company's investment. There can be no assurance that webADTV's business plan will be completed, or if completed, that the business plan will be successful.

         In March 2000, the Company proposed to commence an exchange offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. The Company proposes to offer one share of its common stock for every 13.75 shares of Harmony common stock and the offer is conditioned upon the Company obtaining at least a 90% ownership in Harmony. If the exchange offer were fully completed according to these terms, the Company would exchange approximately 244,880 shares of its common stock for 3,367,098 shares of Harmony's common stock, thereby owning 100% of Harmony. Based on the stock prices of Harmony and the Company at November 11, 2000, and assuming approximately $200,000 in transaction costs, the Company would recognize approximately $475,000 of goodwill. No assurance can be given that the Harmony shareholders will accept the offer once it is made. If the exchange offer is unsuccessful, the Company currently does not intend to continue funding Harmony's operating losses.

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

         On May 1, 2000, members of SAG began a strike against the advertising agencies that represent the Company's customer base. As of October 28, 2000, this strike was settled. During this six-month strike, the Company's ability to produce television commercials domestically was limited. Although the Company made an effort to reduce the effects the strike had on its operations by utilizing non-union talent and producing commercials outside of the United States whenever possible, the Company did lose business as a result of strike. No assurance can be given that the Company's operations and liquidity will not continue to be affected by the relations between such parties in the near future. It is possible that some of the Company's future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, which the Company employs on a free-lance basis, are members of unions who are parties to collective bargaining agreements.

         During 2000, one operating division in particular, The End and its subsidiaries through Harmony, has been adversely affected as a result of a variety of factors including the SAG strike, the reorganization of its management, and the negotiations of commercial director and sales representation agreements. Given these circumstances, the Company has taken steps to reduce The End's ongoing operating expenses and has recently negotiated several commercial director and sales representative agreements. Management believes that with improved sales representation and the addition of commercial directors to its roster, the operating losses and the overall operating cash needs of The End may lessen. However, there can be no assurance that The End will reach profitability or that it will be able to retain its commercial directors and sales representatives or that its commercial directors and sales representatives will fulfill their obligations to The End, which in turn could adversely affect the Company's overall liquidity and acquisition strategy.

         The Company intends to further expand its television commercial production business and holdings through acquisitions and opportunities within its present divisions. The Company seeks to explore the consolidation of commercial production companies in an effort to increase its commercial director pool. In addition, the Company intends to acquire production service companies, such as rental, editing, design/marketing, post-production and music companies. The Company believes that gross revenues and profits can be increased through the acquisition of private production companies and related service companies. The availability of capital may limit the Company's ability to complete future acquisitions and the Company may have to seek additional financing in order to fully execute this business strategy. There can be no assurance that the Company will obtain such financing when required, or that such financing, if available, will be on terms acceptable or favorable to the Company. Additional financing could require the sale of equity securities, which could result in dilution to current shareholders.

         Management believes that with $2,999,000 of working capital, the Company should have adequate capital to meet its ongoing working capital needs and continue its business plan and acquisition strategy in the near term. Anticipated uses of cash in the near term include funding operating losses and funding costs incurred by webADTV, which is currently in its initial start-up phase. Additionally, the Company further replenished its acquisition capital in August 2000 by entering into an accounts receivable-based loan and security agreement with GE Capital. This loan and security agreement provides for borrowings for working capital under a revolving line of credit (see note 2I to the financial statements), thereby enabling the divisions to operate their business through a line of credit instead of depending on the Company to fund their operations. The line will provide working capital for all of the Company's existing divisions, excluding webADTV, which the Company currently finances internally. However, should a potential acquisition require greater capital than the Company's cash sources, the Company may need to obtain additional financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could possibly cause a delay in the full implementation of its business plan.

         Consolidated cash was $5,682,000 at September 30, 1999 and $15,986,000 at December 31, 1999, a decrease of $10,304,000.

         Cash used in operating activities during the first nine months of 2000 was $3,784,000. Accounts receivable at September 30, 2000 decreased $5,853,000 from December 31, 1999, other receivables at September 30, 2000 increased $1,436,000 from December 31, 1999 and prepaid expenses at September 30, 2000 decreased $335,000 during the same period. Accounts payable at September 30, 2000 decreased $1,355,000 from December 31, 1999, accrued expenses at September 30, 2000 decreased $2,400,000 from December 31, 1999, and deferred income decreased $1,635,000 during the same period.

         During the first nine months of 2000, net cash used in investing activities was $2,086,000 and was used for capital expenditures.

         Cash used in financing activities amounted to $4,434,000 during the first nine months of 2000. This represented primarily the payoff of the line of credit and the short-term note payable to the four principals of Curious Pictures, net of the proceeds from the exercise of options to purchase common stock.

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

         Not applicable

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         a.       Exhibits

                  27.1     Financial Data Schedule

                  99.1 Loan and Security Agreement with GE Capital Corporation effective as of July 31, 2000.

         b.       Current Reports on Form 8-K

                  The Company filed the following Current Reports on Form 8-K (File No. 0-21534) with the Commission during the quarter for which this report is filed:

1. The Company's Current Report on Form 8-K filed on July 10, 2000 relating to webADTV.com, Inc.'s worldwide iNTELESource test agreement with J. Walter Thompson, an international advertising agency.

2. The Company's Current Report on Form 8-K filed on September 11, 2000 regarding webADTV.com, Inc.'s completion of its acquisition of Cosmic Inventions, LLC.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on November 14, 2000.

                                          iNTELEFILM CORPORATION


                                 BY:      /s/ Steven C. Smith
                                          --------------------------------------
                                          Steven C. Smith
                                 ITS:     Chief Financial Officer




EXHIBIT INDEX

27.1     Financial Data Schedule
99.1 Loan and Security Agreement with GE Capital Corporation effective as of July 31, 2000