Form 10KSB
period 2000-12-31
INTELEFILM CORP
filed 2001-04-02
CIK 882160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21534

                             iNTELEFILM CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             MINNESOTA                                   41-1663712
 ---------------------------------                  -------------------
   (State or Other Jurisdiction                      (I.R.S. Employer
 of Incorporation or Organization)                  Identification No.)


             5501 EXCELSIOR BOULEVARD, MINNEAPOLIS, MINNESOTA 55416
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (952) 925-8840
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK ($.02 PAR VALUE)
                          COMMON STOCK PURCHASE RIGHTS
           -----------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $66,997,559.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 1, 2001 was approximately $5,390,220.

         The number of shares of the common stock of the issuer outstanding as of March 1, 2001 was 6,511,366.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


================================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
  PART I                  ............................................................................          1
       ITEM 1             DESCRIPTION OF BUSINESS.....................................................          1
       ITEM 2             DESCRIPTION OF PROPERTY.....................................................          7
       ITEM 3             LEGAL PROCEEDINGS...........................................................          7
       ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY                                           8
                            HOLDERS...................................................................

  PART II                 ............................................................................          9
       ITEM 5             MARKET FOR COMMON EQUITY AND RELATED                                                  9
                          SHAREHOLDER MATTERS.........................................................
       ITEM 6             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................          9
                          CAUTIONARY STATEMENTS.......................................................         15
       ITEM 7             FINANCIAL STATEMENTS........................................................         21
       ITEM 8             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE....................................         58

  PART III                ............................................................................         58
       ITEM 9             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................         58
       ITEM 10            EXECUTIVE COMPENSATION......................................................         61
       ITEM 11            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............         64
       ITEM 12            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................         65
       ITEM 13            EXHIBITS, LIST AND REPORTS ON FORM 8-K......................................         70

  SIGNATURES              ............................................................................         71

  EXHIBIT INDEX           ............................................................................         72

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

                                     PART I

ITEM 1  DESCRIPTION OF BUSINESS

         GENERAL OVERVIEW

         iNTELEFILM Corporation is a service provider for the television commercial production industry, offering extensive production capability and the exclusive services of established industry talent. We believe that the expanded number of network, satellite, cable and internet channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create potential opportunities for us in broadcast media. In January 1999, we completed our exit from the children's entertainment and radio business when we sold the last of our radio stations to Radio Unica Corp.

         As of March 1, 2001, we held a 90.4% ownership interest in Harmony Holdings, Inc., a company that produces television commercial, music videos and related media. We recently increased our ownership interest in Harmony from 55.1% to 90.4% pursuant to the completion of an offer to exchange one share of our common stock for every 13.75 shares of Harmony common stock. In the next several weeks, we intend to cause Harmony to merge into one of our wholly owned subsidiaries. For reporting purposes, we have been consolidating Harmony's financial statements under the purchase method of accounting for the acquisition of a majority interest in a subsidiary since April 1, 1999, when our ownership interest initially exceeded 50%.

         In January 2000, we announced the formation of webADTV, Inc., a majority owned subsidiary. webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between advertising agencies and their clients. As of March 1, 2001, approximately 68% of the outstanding shares of webADTV common stock were held by iNTELEFILM and approximately 32% of the outstanding shares of webADTV common stock had been issued directly to third parties, employees and consultants pursuant to stock option plans, equity financing, and purchase agreements. webADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of March 1, 2001, webADTV had granted over 10.6 million options and warrants. If all such options and warrants were exercised, our ownership in webADTV would be diluted to 54%.

         Our services are usually directed towards advertising agencies located in the major markets of New York, Los Angeles, Chicago, Minneapolis, Detroit, Dallas and San Francisco as well as regional markets. We deal with such major advertisers as Acura, Anheuser Busch, AT&T, Audi, Bank of America, Blue Cross, Coca Cola, Canon, Disney, Kellogg's, Kodak, McDonald's, Motorola, Nike, Nintendo, Reebok, Sears, Sony, State Farm and Visa. We also work with such major advertising agencies as Leo Burnett, Bozell Worldwide, Foote, J. Walter Thompson, DDB Needham, Young & Rubicam, Fallon McElliot and Ogilvy.

         We were incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to us herein include our subsidiaries, unless otherwise noted. Our executive office is located at 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416, and our telephone number is (952) 925-8840.

         RESTRUCTURING STRATEGY

         On May 1, 2000, members of the Screen Actors Guild ("SAG") began a six-month long strike against the advertising agencies that represent our customer base. Our ability to produce television commercials domestically and in Canada was limited. Although we made an effort to reduce the effects the strike had on our operations by utilizing non-union talent and producing commercials outside of the United States whenever possible, the strike did have a significant adverse effect on one of Harmony's subsidiaries, The End. The strike had a lesser effect on Curious Pictures ("Curious") and Chelsea, as Curious' productions primarily use animation and digigraphics and Chelsea was able to produce commercials outside of the United States.

         During the first quarter of 2001, we began implementing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and webADTV operating expenses. During the first quarter of 2001, we began the process of shutting down the operations of The End. In addition to the SAG strike, The End had been adversely affected by the non-renewal of several key commercial director contracts. We have also reduced corporate and webADTV expenses during the first quarter of 2001 by eliminating several positions, thereby reducing payroll and benefits costs. Additionally, webADTV began funding its own operations during the first quarter of 2001 as a result of a private placement of its common stock that generated net proceeds of approximately $590,000. Pursuant to these plans, we believe that our commercial production operations, including corporate expenses, will achieve improved cash-flow results. Further, we also believe that the successful implementation of our restructuring plans will allow us to continue to explore opportunities and financing arrangements to advance our commercial production and webADTV strategies described below. We may also seek to advance each of these strategies by diversifying our current business holdings, selling our current business holdings, or by seeking to raise capital directly or through our subsidiary webADTV.

         COMMERCIAL PRODUCTION STRATEGY

         Our commercial production strategy is to provide an end-to-end commercial production solution for advertising agencies, enabling them to provide the highest level of service to their clients. To do so, we plan to continue to seek expansion opportunities for our television commercial production service business and holdings through strategic partnerships, financed acquisitions of rental, editing, designing/marketing, post-production or music companies, and/or opportunities within our present divisions. Subject to the availability of necessary financing, we intend to combine a diversified group of production companies with related service companies.

         The advancement of the strategy will require additional financing or other strategic partnership transactions. If we are unable to obtain financing on acceptable terms or a suitable strategic partner, our implementation of this strategy would be delayed. We cannot assure you that we will consummate any additional transactions or that any transactions, if consummated, will ultimately be advantageous or profitable for us.

         webADTV BUSINESS STRATEGY

         webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between advertising agencies and their clients. webADTV has developed its first product, iNTELESource, a web enabled, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials. Before iNTELESource became available, most ad agencies and their clients were required to manage their entire creative library using bulky and costly reels of film. webADTV also plans to develop a related set of tools aimed squarely at specific aspects of the advertising campaign workflow. With the development of hosted applications for the advertising agency industry, webADTV hopes to generate revenues through a tiered subscription model, service income and commissions.

         webADTV is committed to its goal of being a value-added solution for advertising agencies and the $250 billion domestic advertising market they represent. webADTV's comprehensive suite of applications is designed to increase productivity and communication between the advertising agency, the client, production companies and media channels without changing the agency's traditional way of doing business. The webADTV solution is designed to significantly enhance and streamline the ad campaign workflow process by allowing users to quickly locate, retrieve and share elements of a particular media campaign. This translates into:

         o lower costs -- easily identifiable hard dollar savings to the ad agency, including reduced shipping and dubbing costs and reduced personnel time involved in unproductive activities;

         o  higher and more consistent quality and better production values; and


         o faster production cycles which translate into more efficient work flow processes, thereby allowing ad agencies to increase revenues by freeing highly paid agency talent to direct their energy to the creative process.

         webADTV has also developed strong advertising industry and technical relationships in the development of its productivity tools. In addition to its relationship to us, other key business relationships include:

         o AT&T, the world's premiere communications and information services company, serving more than 90 million customers;

         o Excalibur Technologies/Intel Interactive Media Services Group, the pioneer of innovative Screening RoomTM, Knowledge Retrieval SoftwareTM and the leader in video database technology which recently took an ownership position in webADTV;

         o Post Production Services, Inc., a leader in providing advanced digital solutions for encoding and content management needs of many of the world's largest television advertisers, agencies and post-production facilities for the last five years;

         o CDXC Corporation, a provider of network-oriented print and audio management systems that enable immediate accessibility to digital files across the Internet; and

         o webADTV's wholly owned subsidiary Cosmic Inventions, Ltd. ("Cosmic"), the owner of Spot Rocket, the video delivery system currently in use by eight of the top ten advertising agencies including Grey Advertising, Saatchi & Saatchi Advertising, McCann-Erickson World Advertising Group and their large corporate clients such as Procter and Gamble, Anheuser Busch and General Mills.

         The advancement of the webADTV strategy will require additional financing which may be raised through the direct sale of equity securities of webADTV that may further dilute our ownership interest. If we are unable to obtain financing on acceptable terms, our implementation of this strategy would be delayed. If webADTV is unable to raise additional funds for its continued operation, it would be forced to cease operations.

         BUSINESS DESCRIPTION

         Our primary business is the production of television commercials, music videos and related media. Our customers are typically advertising agencies acting on behalf of a television advertiser.

         Our marketing efforts have focused on national and multi-national advertisers, national network commercials and higher budget commercials. Nationally, the advertising and commercial production industry has experienced an increase in the number of markets for television commercials. Generally, our budgeted price for a commercial ranges from $200,000 to $400,000, and repeatedly has exceeded $1,000,000.

         Our services are marketed by a staff of sales representatives who seek out available commercial projects suitable for our commercial directors. These efforts are usually directed towards advertising agencies located in New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco, Minneapolis and other regional markets.

         Sales personnel hired by us work exclusively for us out of offices located in Los Angeles and New York. We also employ independent sales representatives on a select basis. To sell a commercial director's work, the sales staff uses the commercial director's reel which contains samples of the director's work demonstrating the director's creativity and experience. The reels are continuously updated and provided to advertising agencies who generally act as the decision maker. We also advertise in trade publications and have sponsored agency events on an occasional basis to maintain visibility among advertisers and advertising agencies and to publicize specific information such as additions to the directorial roster, completion of a significant commercial, or the recognition of awards and achievements.

         We attract and retain commercial directors by offering such directors the opportunity to work in an organization with a highly effective sales force and a high-quality staff of executive producers and support personnel. We offer directors the ability to work in an environment that fosters creativity by relieving directors of the worry and burden of running a business or financing the projects on which they work.

         Ad agencies award jobs to commercial production companies with an accompanying bid. The award bid contains all of the costs associated with that particular commercial and is broken down into direct costs of production, director's fees, insurance and the production company's fee. The production company and producer of the commercial carefully monitor costs throughout the filming process. The pre-approved bid is often altered during filming due to agreed upon new creative options or unexpected occurrences such as inclement weather. When this occurs and the project costs exceed the original budget, the increased cost is paid for by the agency and its client.

         In most circumstances, we bill the advertising agency for 33%-70% of the entire budget as stated in the bid, to be paid in advance or on the first day of principal photography. The remainder of the contract price is generally paid in one or more installments by the agency within 30 to 120 days after completion of the principal photography. Accounts receivable write-offs have traditionally been less than 2% of our business.

         A small percentage of our business is derived from the production of music videos. The production cycles for music videos are similar to those of television commercials, but the budgets are generally smaller. The client for the music video is usually the record company or the performer directly.

         The television commercial production industry is a highly fragmented multi-billion dollar industry, with most of our competitors being relatively small operations. The expertise, reputation and creative vision of the commercial director roster and the ability to deliver the commercial in an efficient manner define the production company's role. We believe that our large director roster with its range of creative ability, expertise and wide experience, coupled with our reputation and advertising agency relationships, provide us with a competitive edge in our current markets.

GENERAL OVERVIEW OF CURRENT EVENTS AND TRANSACTIONS

         In January 2000, we formed webADTV under the laws of the state of Minnesota. webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between advertising agencies and their clients. iNTELESource, a digital video archiving and retrieval service, is the first online tool of webADTV and is designed specifically for advertising agencies. In the first quarter of 2001, webADTV generated net proceeds of $590,000 through the issuance of 5,900,000 shares of its common stock and warrants to purchase 5,900,000 shares of its common stock at $0.10 per share. As of March 1, 2001, approximately 68% of the outstanding shares of common stock of webADTV were held by iNTELEFILM and approximately 32% of the outstanding shares of webADTV common stock had been issued directly to third parties, employees and consultants pursuant to stock option plans, equity financing, and purchase agreements. webADTV has reserved an aggregate of 10,000,000 shares of its common stock for issuance under its two stock option plans. As of March 1, 2001, 2,881,000 of the 4,550,500 options granted under the plans had been exercised. As of March 1, 2001, webADTV had issued warrants to purchase 6,015,000 shares of its common stock through financing and performance agreements. As of March 1, 2001, iNTELEFILM owned 20,000,000 of webADTV's 29,391,000 shares outstanding. If outstanding options and warrants were exercised, our ownership in webADTV would be diluted to 54%.

         During 2000, we commenced an exchange offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of our common stock. We offered one share of our common stock for every 13.75 shares of Harmony common stock and made the offer contingent upon obtaining at least a 90% ownership in Harmony. The exchange offer was completed as of March 2, 2001. We exchanged 192,463 shares of our common stock for 2,647,388 shares of Harmony's common stock, thereby resulting in our 90.4% ownership of Harmony. Based on iNTELEFILM's stock price of $1.00 per share and Harmony's stock price of $0.07 per share on March 2, 2001, and approximately $200,000 in transaction costs, we will recognize approximately $392,537 of goodwill.

         On March 23, 2000, we demanded payment of Harmony's notes payable to us totaling $3,193,615. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, we agreed to forbear taking any action on collection of such notes for an indeterminate amount of time in order to permit the independent directors of Harmony to evaluate Harmony's financial condition and the repayment demand. These notes totaled $3,774,956, including interest, at December 31, 2000. Independent of these notes payable, Harmony received advances from us during 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and Harmony's operations. At December 31, 2000, $3,286,144 of these advances remained due and payable to us. These notes, advances and the related interest are eliminated in our consolidated financial statements. Additionally, Harmony has a payable due to Curious, the primary portion of which was incurred prior to Harmony's interest in Curious being reduced to 49% August 1, 1999. This payable of $1,894,009 remained due at December 31, 2000, and is eliminated in our consolidated financial statements. We are reviewing the status of the notes and advances as they relate to the anticipated merger of Harmony into one of our wholly-owned subsidiaries. It is unlikely that Harmony will have the resources to repay these notes in the near-term.

         On May 1, 2000, members of SAG began a six-month long strike against the advertising agencies that represent our customer base. Our ability to produce television commercials domestically and in Canada was limited. Although we made an effort to reduce the effects the strike had on our operations by utilizing non-union talent and producing commercials outside of the United States whenever possible, the strike did have a significant adverse affect on The End, which contributed, in part, to the decision in January 2001 to shutdown The End . The strike had a lesser effect on Curious and Chelsea, as Curious' productions primarily use animation and digigraphics and Chelsea was able to produce commercials outside of the United States. We cannot assure you that our operations and liquidity will not continue to be affected by the relations between such parties in the future.

            In July 2000, webADTV entered into a software license agreement with Excalibur. Excalibur has developed proprietary software including Excalibur Screening Room(R) and RetrievalWare(R). Under the agreement, Excalibur received 200,000 shares of webADTV's common stock, valued at $2.50 per share, and $100,000 in cash. In addition, webADTV agreed to pay Excalibur $400,000 within ten days of webADTV obtaining equity financing. In return, webADTV received a three-year, paid-up license for, and the right to exclusively market to advertising agencies through iNTELESource, the Excalibur Screening Room(R) and RetrievalWare(R) product lines. The parties have verbally agreed that the private placement that occurred in January 2001 for $590,000 was not of the nature anticipated by the agreement and have agreed to continue to defer the required payment for an indeterminate amount of time.

         In August 2000, we entered into an accounts-receivable-based loan and security agreement with General Electric Capital Corporation. This loan and security agreement has a maximum availability of $7.0 million for the combined group (excluding webADTV), is secured by substantially all of our assets and provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.4% at December 31, 2000). The agreement provides financing for Curious, Chelsea and The End (prior to the cessation of its operations) and all parties to the agreement cross-collateralize all borrowings. The agreement is subject to certain restrictive covenants that limit capital expenditures and require minimum EBITDA and tangible net worth. Our outstanding balance at December 31, 2000 was $198,847.

         On September 1, 2000, webADTV completed its acquisition of all of the issued and outstanding shares of stock of Cosmic, based on a letter of intent dated June 13, 2000. Consideration for the acquisition included 660,000 shares of webADTV common stock valued at $0.10 per share, warrants to purchase 20,000 additional shares of webADTV common stock at $0.10 per share, and a $650,000 promissory note due on the earlier of (a) webADTV obtaining equity financing of an amount not less than $3,500,000; (b) the sale of all or substantially all of the assets of webADTV; (c) or April 30, 2001. The valuation was based on the fair market value of webADTV's stock on the date the letter of intent was executed. This promissory note bears interest at a rate of 8% per annum. In the event that webADTV does not have sufficient funding to repay this promissory note within 90 days of the maturity date, Cosmic has the right to rescind the transaction and retain 100,000 shares of webADTV common stock. The acquisition included webADTV's assumption of $71,630 in liabilities, $54,397 in assets, and $784,926 of goodwill. Cosmic's leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic has developed "DigiExpress", a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions.

         TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

         We have pending service mark applications and claim trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, iNTELEFILM(sm) Corporation, iNTELEFILM.com(sm), Chelsea Pictures(sm), Wraparoni(sm), Populuxe Pictures(sm), inteleSource(sm), inteleSource.org(sm), webADTV(sm), webADTV.com(sm), Wrapbook Worldwide(sm), Spotline(sm), Adplacement(sm), Curious Pictures Corporation(sm), Furious Pictures(sm), Harmony Holdings, Inc.(sm), The End, Inc.(sm), Beginning Entertainment, Inc.(sm), The Moment Films, Inc.(sm), and Unscented, Inc.(sm). In addition, we have trademark and service mark rights to a number of marks in connection with our former business strategy.

         EMPLOYEES

         As of March 1, 2001, we had 82 employees, all of which were full-time. No employee is represented by a union. Some of our subsidiaries are signatory to several talent and collective bargaining agreements related to the physical production of commercials. Personnel covered by such agreements are hired on a freelance basis and do not have an employment relationship with us. We believe our relations with employees are satisfactory.

ITEM 2 DESCRIPTION OF PROPERTY

         Our executive offices are located at 5501 Excelsior Boulevard, Minneapolis, Minnesota. We pay for our executive office space through our management fee with Media Management, LLC (" MMLLC"), an entity owned by Messrs. Christopher T. Dahl and Richard W. Perkins, each one of our directors. See "Certain Relationships and Related Transactions."

         Chelsea leases an office facility in New York City which consists of approximately 5,000 square feet. This lease requires annual rent of $132,000 and expires on September 30, 2002. Chelsea is entering into a subletting arrangement whereby approximately 1,200 square feet will be sublet for $42,000 per year, thus reducing Chelsea's effective annual rent payment to $90,000. Chelsea also leases an office facility in Hollywood, California, which consists of approximately 3,000 square feet. This lease requires annual rent of $100,596 and expires on May 31, 2003.

         Curious leases two office spaces in New York City. One New York office lease covers approximately 20,708 square feet and requires annual rent of $290,731. This lease expires on January 31, 2008. The other New York office covers approximately 5,000 square feet and requires annual rent of $151,500. This lease expires on November 30, 2004.

         The End leases one facility in Beverly Hills, California, and another in New York City. The End's California facility is located at 433 South Beverly Hills Drive in Beverly Hills, California. This lease covers approximately 10,050 square feet, expires in October 2008 and requires annual rent of $262,908. The End's New York facility is located at 75 Varick Street, New York, New York. The lease covers approximately 5,304 square feet, expires in August 2009 and requires annual rent of $111,384. See "Certain Relationships and Related Transactions Committee."

         We carry general commercial liability insurance coverage on our leased properties. We believe that such insurance is adequate to cover any losses that may occur on such properties.

ITEM 3  LEGAL PROCEEDINGS

         On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in our favor in connection with litigation for breach of contract and misappropriation of trade secret that we had commenced against ABC Radio and Disney and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secret against Disney. On January 15, 1999, the court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated our trade secret information; however, the court disagreed with the jury's conclusions that the evidence showed that those actions caused us damages and that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. We filed a Notice of Appeal in February 1999. On February 16, 2000, we presented our oral argument to the 8th Circuit Court of Appeals in St. Paul, Minnesota. As of March 28, 2001, the 8th Circuit Court of Appeals had not yet ruled on the appeal. We intend to pursue our appeal of the judgment and, to this end, certain personnel and financial resources will be used.

         Except as described above, we were not a party to any material legal proceedings as of March 28, 2001.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our most recently completed fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table provides information with respect to our executive officers as of March 1, 2000. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office.

NAME                                              AGE   POSITION WITH iNTELEFILM
----                                              ---   ------------------------
Christopher T. Dahl                               57    Chairman of the Board, President and Chief
                                                        Executive Officer
Richard A. Wiethorn                               34    Chief Financial Officer

         Christopher T. Dahl has been President, Chief Executive Officer and Chairman of iNTELEFILM since its inception in February 1990. Mr. Dahl also serves as Chairman of the Board, President and Chief Executive Officer of Harmony Holdings, Inc., a company which produces television commercials, music videos and related media, of which iNTELEFILM is the largest shareholder. Mr. Dahl is a member of the Board of webADTV, a subsidiary of iNTELEFILM. Mr. Dahl also owns CTD Properties, a company that owns and operates real estate in the upper midwest. Mr. Dahl is a board member of the Association for Publicly Traded Companies and serves on the Advisory Board for the College of Liberal Arts of the University of Minnesota. Mr. Dahl is a co-owner of Media Management, LLC ("MMLLC"). Employees of MMLLC provide certain administrative, legal and accounting services to iNTELEFILM and Harmony. From 1985 to 1999, Mr. Dahl served as Chairman and Chief Executive of Community Airwaves Corporation ("CAC"), a company which formerly owned and operated radio stations. Prior to founding CAC, Mr. Dahl managed his private investments. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.

    Richard A. Wiethorn has been iNTELEFILM's Chief Financial Officer since December 2000 and has served as iNTELEFILM's Vice President of Finance since December 1999. Prior to joining iNTELEFILM, Mr. Wiethorn was a practicing certified public accountant for the previous nine years with the firm Silverman Olson Thorvilson and Kaufman Ltd., which is affiliated with the national accounting firm BDO Seidman, LLP. During his tenure as a certified public accountant, Mr. Wiethorn advanced to the level of manager with primary customer contact responsibilities in the areas of SEC financial reporting, management advisory services and corporate taxation and held a position within the firm's strategic planning team.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock, which currently trades under the symbol "FILM", has been included in the Nasdaq National Market since February 1996, on the Nasdaq SmallCap Market between May 1993 and February 1996, and on the over-the-counter Bulletin Board from the completion of our public offering in 1992 until May 1993. The following table sets forth the approximate high and low closing prices for our common stock for the periods indicated as reported by the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

               PERIOD                                        HIGH                        LOW
               ------                                        ----                        ---
         1999
              First Quarter                                $3.0630                    $1.7190
              Second Quarter                                2.1880                     1.5000
              Third Quarter                                 2.5630                     1.5000
              Fourth Quarter                                5.2500                     1.6250

         2000
              First Quarter                                $5.1250                    $3.3750
              Second Quarter                                3.1875                     2.0625
              Third Quarter                                 2.5000                     1.5000
              Fourth Quarter                                2.1250                     0.5625

         As of March 1, 2001, we had 306 shareholders of record and approximately 2,193 beneficial owners.

         We have never declared or paid any cash dividends on our common stock and do not intend to declare or pay cash dividends on our common stock in the foreseeable future. We currently expect to retain any earnings to finance our business. The declaration or payment by us of dividends, if any, on our common stock in the future is subject to the discretion of the Board of Directors and will depend on our earnings, financial condition, capital requirements and other relevant factors.

SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2000

         Not applicable.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

General Overview

         On January 6, 1998, our shareholders approved the sale of all of our owned and operated radio stations which represents the measurement date for our exit from the children's entertainment and radio broadcasting industries. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. The transition was finalized with the completion of the sale of our radio stations in January 1999 and with increases in our ownership in Harmony to 55%, in Curious to 51%, and in Chelsea to 100%.

         As a result of acquiring a majority interest in Harmony and Curious, we began consolidating these companies under the purchase method of accounting for the acquisition of majority-owned subsidiaries. Harmony's and Curious' results from operations are consolidated for the period beginning April 1, 1999. Previous periods are accounted for under the equity method. Chelsea's operations are consolidated for the period beginning March 1, 1999. Because of this transition, a comparison of the changes in the revenue and expense categories from 1999 to 2000 would not be meaningful without including additional information related to Harmony's results of operations for the first quarter of 1999. Accordingly, information related to Harmony's first quarter 1999 performance has been provided.

         RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

         Our total revenues decreased $244,000 from $67,242,000 in 1999 to $66,998,000 in 2000. However, had we consolidated the revenues of the Harmony division, The End and Curious, overall revenues would have decreased $13,744,000 during 2000 compared to 1999. During 2000, revenues at Chelsea and Curious increased $6.7 million while revenues at The End decreased $18.5 million. Revenues at Populuxe decreased $819,000 as it shut down its operations in July 2000. DCODE, which began operations in the second quarter of 2000, produced revenues of $631,000, and webADTV produced revenues of $235,000 during 2000. The End and Curious produced revenues of approximately $13.5 million in the first quarter of 1999 that were not consolidated in our financial statements, and prior to selling The End (London) in July 1999, that division produced $2.0 million in revenue. We believe that The End's revenues were adversely affected as a result of the six-month long SAG strike and the non-renewal of several key commercial director contracts. As a result of this continued decline in revenues, we began shutting down the operations of The End in February 2001. The strike had a lesser effect on Curious and Chelsea as Curious' productions primarily use animation and digigraphics and Chelsea because it was able to produce commercials outside of the United States.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees, production insurance and commercial directors' fees. Cost of production as a percentage of revenues decreased from 84% in 1999 to 83% in 2000. Included in the cost of production for 2000 was $762,000 in charges related to our change in estimated valuation for the advances paid to our commercial directors (see Note 1 to the attached financial statements). We believe the cost of production, as a percentage of revenues, will continue to decrease as our remaining production companies are operating profitably with cost of production as a percentage of revenues at 76% to 79%. Additionally, we continue to seek greater cost benefits on a consolidated basis, such as vendor discounts, which will lower our overall cost of production.

         Selling, general and administrative expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts, as well as overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. Selling, general and administrative expenses increased $3,614,000 from $9,722,000 during 1999 to $13,336,000 during 2000, although The End and Curious incurred selling, general and administrative costs of $2.0 million in the first quarter of 1999, which were not consolidated in our financial statements at that time. Additionally, prior to selling The End (London) in July 1999, that division incurred $459,000 of such expenses. On an overall comparative basis, our production companies' selling, general and administrative expense decreased approximately $227,000 from 1999 to 2000. Our newest subsidiary, webADTV, which began operating in 2000, incurred approximately $2.3 million selling, general and administrative costs associated with the introduction of iNTELESource and the integration of Cosmic.

         Stock option compensation decreased $1,721,000 during 2000 compared to 1999. Stock option compensation expense in 2000 and 1999 included expense related to options granted to Curious Management of $340,000 and $2.4 million, respectively (see Note 3 to the attached financial statements).

         Corporate charges increased $1,120,000 from $3,673,000 in 1999 to $4,793,000 in 2000 and include a restructuring expense of $559,000. Corporate charges related to the Harmony divisions were $530,000 in the first quarter of 1999 and were not consolidated in our financial statements for that period. In December 2000, we began implementing a corporate restructuring plan to significantly reduce corporate operating expenses. This plan includes the elimination of unprofitable divisions, the reduction of corporate staff and the move of corporate staff to smaller, less costly office facilities. As a result, we recorded a severance accrual and impairment of assets on our financial statements. The corporate restructuring expense of $559,000 included an allowance for advances receivable from MMLLC related to the termination of the service agreement (see "Certain Relationships and Related Transactions"), an impairment estimate for corporate assets no longer in use and employee severance payments. Corporate charges on an overall comparative basis exclusive of the restructuring expense increased only $31,000 during 2000 compared to 1999.

         Depreciation and amortization increased to $2,604,000 in 2000 from $1,542,000 in 1999. Depreciation and amortization related to the Harmony divisions was $197,000 in the first quarter of 1999 and was not consolidated in our financial statements for that period. This increase was related primarily to the excess of the investment cost over the value of the underlying net assets (goodwill) of Harmony. Before we obtained a majority interest in Harmony, this expense was reported as a portion of the equity loss in Harmony.

         We recorded an impairment write down of $896,000 associated with the discontinuation of our unprofitable subsidiary, The End, that included charges for the impairment of goodwill, property and equipment and other long-lived assets (see note 9 to the attached financial statements). During 2000, The End accounted for $21,380,000 of revenues, $2,055,000 of gross profit, $4,084,000 of selling, general and administrative expense, $896,000 of impairment of assets, $94,000 of depreciation and $42,000 of interest expense for a net loss for the year of $3,061,000.

         Interest income was $403,000 and $1,555,000 in 2000 and 1999, respectively, a decrease of $1,152,000 due to Catholic Radio Network LLC paying off its $15.0 million note due us in October 1999. Interest expense for 2000 and 1999 was $254,000 and $1,149,000, respectively. This decrease was due primarily to the decrease in the line of credit.

         Income tax benefits of $700,000 were recognized in the year ended December 31, 1999. These income tax benefits were derived primarily from the ability to offset the taxable loss from operations against the sale of discontinued operations (see Note 3 to the attached financial statements).

         A net loss from continuing operations of $10,944,000 was recognized in 2000 compared to a net loss from continuing operations of $7,010,000 during 1999.

         During 1999, we recognized a gain on the disposal of discontinued operations of $14,349,000. This overall gain included a $113,000 loss from discontinued operations on revenues of $100,000 and a tax provision of $1,802,000. This represented taxes estimated to be due as a result of the sale of the radio stations.

         A net loss of $10,944,000 was recognized in 2000, while net income of $7,340,000 was recognized in 1999.

Liquidity and Capital Resources

         At December 31, 2000, we had a working capital deficit of $148,000, while at December 31, 1999, we had working capital of $10,276,000.

         In January 2000, we organized webADTV as a subsidiary. webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between the advertising agencies and their clients. iNTELESource, a digital video archiving and retrieval service is the first online tool of webADTV and is designed specifically for advertising agencies in the $250 billion advertising arena. webADTV believes the development of its tools will generate revenues through a tiered subscription model, service income and commissions. webADTV believes it will differentiate itself from competitors by applying the depth of its industry expertise, incorporating its various proprietary tools, and by increasing the range of its strategic relationships.

         On September 1, 2000, webADTV completed the acquisition of Cosmic. Cosmic's leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Consideration for the acquisition included 660,000 shares of webADTV common stock valued at $0.10 per share, warrants to purchase 20,000 additional shares of webADTV common stock at $0.10 per share, and a $650,000 promissory note due on the earlier of (a) webADTV obtaining equity financing of an amount not less than $3,500,000; (b) the sale of all or substantially all of the assets of webADTV; (c) or April 30, 2001. If webADTV does not have sufficient funds to repay this promissory note within 90 days of the maturity date, Cosmic has the right to rescind the transaction and retain 100,000 shares of webADTV common stock. The valuation was based on the fair market value of webADTV common stock on the date the letter of intent was executed. This promissory note bears interest at a rate of 8% per annum. The acquisition included webADTV's assumption of $71,630 in liabilities, $54,397 in assets, and $784,926 of goodwill.

            In July 2000, webADTV entered into a software license agreement with Excalibur Technologies Corporation ("Excalibur"). Under the agreement, Excalibur received 200,000 shares of webADTV's common stock, valued at $2.50 per share, and $100,000 in cash. In addition, webADTV agreed to pay Excalibur $400,000 within 10 days of certain conditions being met which included the raising of capital under a private placement. The parties have verbally agreed that the private placement that occurred in the first quarter of 2001 for $590,000 was not of the nature anticipated by the agreement and have agreed to continue to defer the required payment for an indeterminate amount of time.

         In the first quarter of 2001, webADTV received net proceeds of $590,000 through the issuance of 5,900,000 shares of webADTV common stock and warrants to purchase 5,900,000 shares of webADTV common stock at $0.10 per share. As of March 1, 2001, approximately 68% of the outstanding shares of common stock of webADTV were held by iNTELEFILM and approximately 32% of the outstanding shares of webADTV common stock had been issued directly to third parties, employees and consultants pursuant to stock option plans, equity financing, and purchase agreements.

         During 2000, we commenced an exchange offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony common stock in exchange for shares of our common stock. We offered one share of our common stock for every 13.75 shares of Harmony common stock and made the offer contingent upon obtaining at least a 90% ownership in Harmony. This exchange offer was completed as of March 2, 2001. We exchanged 192,463 shares of our common stock for 2,647,388 shares of Harmony common stock, thereby owning 90.4% of Harmony. Based on iNTELEFILM's stock price of $1.00 per share and Harmony's stock price of $0.07 per share on March 2, 2001, and approximately $200,000 in transaction costs, we will recognize approximately $392,537 of goodwill.

         On March 23, 2000, we demanded payment of Harmony's notes payable to us totaling $3,193,615. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, we agreed to forbear taking any action on collection of such notes for an indeterminate amount of time in order to permit the independent directors of Harmony to evaluate Harmony's financial condition and the repayment demand. These notes totaled $3,774,956, including interest, at December 31, 2000. Independent of these notes payable, Harmony received advances from us during 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and Harmony's operations. At December 31, 2000, $3,286,144 of these advances remained due and payable to us. These notes, advances and the related interest are eliminated in our consolidated financial statements. Additionally, Harmony has a payable due to Curious, the primary portion of which was incurred prior to Harmony's interest in Curious being reduced to 49% on August 1, 1999. This payable of $1,894,009 remained due at December 31, 2000, and is eliminated in our consolidated financial statements. We are reviewing the status of the notes and advances as they relate to the anticipated merger of Harmony into one of our wholly-owned subsidiaries. It is unlikely that Harmony will have the resources to repay these notes in the near term.

         In April 2000, all advances made through the credit facility established between a finance company and Harmony were paid in full as the finance company terminated its relationship with Harmony. As a result, all of our obligations as a guarantor of this facility have been fulfilled.

         In August 2000, we entered into an accounts-receivable-based loan and security agreement with General Electric Capital Corporation. This loan and security agreement has a maximum availability of $7.0 million for the combined group (excluding webADTV), is secured by substantially all of our assets and provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.4% at December 31, 2000) (see Note 11 to the attached financial statements). The agreement is subject to certain restrictive covenants that limit capital expenditures and require minimum EBITDA and tangible net worth. At December 31, 2000, the Company had not met certain of these restrictive covenants and continued noncompliance with the financial covenants under the financial agreement is foreseeable. As a result, the lender may discontinue the line. We are currently working with the lender to obtain a waiver of the December 31, 2000 violations; however, as of the date of this filing the waiver had not yet been granted. Our outstanding balance at December 31, 2000 was $198,847, and $894,229 of availability was unused. This line terminates in July 2003.

         On May 1, 2000, members of SAG began a six-month long strike against the advertising agencies that represent our customer base. Our ability to produce television commercials domestically and in Canada was limited, and the strike had a significant adverse affect on The End, which contributed, in part, to our decision in January 2001 to begin the shutdown of The End. The strike had a lesser effect on Curious and Chelsea, as Curious' productions primarily use animation and digigraphics and Chelsea was able to produce commercials outside of the United States. However, we cannot assure you that our operations and liquidity will not continue to be affected by the relations between such parties in the future. It is possible that some of our future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, who we employ on a free-lance basis, are members of unions that are parties to collective bargaining agreements.

         During the year ended December 31, 2000, we incurred a net loss of $10.9 million and used $5.5 million cash for operations resulting in a working capital deficit of $148,000. Additionally, we were in noncompliance with certain financial covenants under our loan and security agreement at December 31, 2000. It is foreseeable that we may continue to fail to comply with these certain covenants in the future. Primarily as a result of these items, our independent certified public accountants modified their opinion on our December 31, 2000 Consolidated Financial Statements to contain a paragraph wherein they expressed a substantial doubt about our ability to continue as a going concern.

         In response to these adversities, management has taken and is implementing the following plans. During the first quarter of 2001, we began executing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and webADTV operating expenses. During the first quarter of 2001, we began the process of shutting down the operations of The End. The End had been adversely affected by the SAG strike as well as by the non-renewal of several key commercial director contracts. We have also reduced corporate and webADTV operating expenses during the first quarter of 2001 by eliminating several positions, thereby reducing payroll and benefits costs. We are currently searching for smaller, less expensive corporate facilities to accommodate our smaller staff. Additionally, webADTV began funding its own operations during the first quarter of 2001 as a result of a private placement of its common stock that generated net proceeds of approximately $590,000; however, webADTV will require additional financing in 2001 to continue its operations.

         Pursuant to these plans, we believe that our commercial production operations, including corporate expenses, will achieve improved cash-flow results in the near-term. Further, we also believe that the successful implementation of our restructuring plans will allow us adequate capital to continue to explore expansion opportunities and financing arrangements for our television commercial production service and webADTV business opportunities through strategic partnerships, financed acquisitions and/or opportunities within our present divisions. We may also seek to advance our business strategy by diversifying our existing business holdings, selling our current business holdings, or by seeking to raise capital directly or through our subsidiary webADTV. The availability of capital may limit our ability to complete future acquisitions and we will need to seek additional financing in order to fully execute this business strategy. If our restructuring plans are not successful, if we are unable to maintain our current financing or our current financing is not adequate to meet our immediate commercial production needs, we may be forced to obtain additional financing to support our existing commercial production activities. We cannot assure you that we will obtain such financing when required, or that such financing, if available, will be on terms acceptable or favorable to us. Additional financing could require the sale of equity securities, which could result in dilution to our current shareholders. If such financing is not available, we may be forced to further reduce or terminate our operations or potentially default on obilgations to creditors, all of which may be materially adverse to our operations and prospects. Further, management estimates that the advancement of webADTV will require minimum additional financing during 2001 ranging from $1.2 to $2.0 million. Such financing may be raised by iNTELEFILM or through the direct sale of webADTV equity securities that would further dilute our ownership interest. If webADTV is not able to obtain such financing, or financing on acceptable terms, it could cause a delay in the implementation of webADTV's strategy. If webADTV is not able to obtain additional working capital, it may be forced to cease operations.

         Consolidated cash was $3,099,000 at December 31, 2000 and $15,986,000 at December 31, 1999, a decrease of $12,887,000.

         Cash used in operating activities during 2000 was $5,804,000. Throughout the year, accounts receivable decreased $1,696,000, other receivables decreased $1,283,000, prepaid expenses decreased $272,000 and other current assets increased $395,000. Additionally, accounts payable increased $936,000, deferred income decreased $1,863,000 and other accrued expenses decreased $1,018,000 during 2000. The changes in the balance sheet that affect the operating cash-flow occur primarily because our operations are derived from large contracts that typically range from $100,000 to $1,000,000 in amount and the fact that these contracts are at varying stages of completion at any given point in time.

         During the year ended December 31, 2000, net cash used in investing activities was $2,344,000 and was used for capital expenditures primarily for webADTV and the commercial production companies.

         Cash used in financing activities amounted to $4,739,000 during 2000. This represented primarily the payoff of the line of credit and the short-term note payable to the four principals of Curious, net of the proceeds from the exercise of options to purchase common stock.

         SEASONALITY AND INFLATION

         We do not believe that seasonality or inflation has affected the results of our operations, and do not anticipate that inflation will have an impact on our future operations.

         NEW ACCOUNTING PRONOUNCEMENTS

         In 1999 the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" dealing with revenue recognition which is effective in the fourth quarter of fiscal 2000. The adoption of this bulletin did not have an effect on our financial statements.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. We reviewed our existing stock based compensation policies and procedures and determined the adoption of FIN 44 did not have a material effect on our financial statements.

         Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

         Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to affect our financial statements.

         CAUTIONARY STATEMENTS

         iNTELEFILM Corporation, or persons acting on behalf of iNTELEFILM, or outside reviewers retained by iNTELEFILM making statements on behalf of iNTELEFILM, or underwriters of iNTELEFILM's securities, from time to time, may make, in writing or orally, "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This cautionary statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the "safe harbor" provisions of the litigation reform act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made, or referred to, in connection with any such forward-looking statement.

         The following matters, among others, may have a material adverse effect on the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of iNTELEFILM. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

OUR COMMERCIAL PRODUCTION BUSINESS MAY NOT PROVE ADVANTAGEOUS OR PROFITABLE.

         Our business focus is servicing the commercial production and related media business industry. Although we believe favorable opportunities exist in the television commercial production industry, the industry is highly fragmented and we cannot assure you that we will be successful in completing our business plan, or if completed, that the business plan will be advantageous or profitable. We cannot assure you that our competitors will not try to consolidate commercial production companies and production service companies. We cannot assure you that consolidation, if it occurs, will be advantageous or profitable. We may also seek to make acquisitions when we believe it is advantageous for us to do so. However, we cannot assure you that we will have adequate financing to complete any acquisition or that any acquisition, if completed, will be advantageous or profitable.

WE MAY BE UNABLE TO ACQUIRE ADDITIONAL COMMERCIAL PRODUCTION COMPANIES OR PRODUCTION SERVICE COMPANIES WITHOUT ADDITIONAL FINANCING, CAUSING US TO BE UNABLE TO EXECUTE OUR BUSINESS STRATEGY.

         In order to fully execute our business strategy, we must acquire additional commercial production or production service companies. The availability of capital may limit our ability to complete future acquisitions as we try to consolidate commercial production companies and production service companies. We cannot assure you that we will obtain such financing when required or, if available, that the amount or terms of such financing would be acceptable or favorable. Additional financing could require the sale of our equity securities, which could result in significant dilution to our shareholders.

COMMERCIAL DIRECTORS AND OTHER KEY PERSONNEL COULD LEAVE US, IMPAIRING OUR GROWTH, POTENTIAL FOR PROFITABILITY AND PROSPECTS.

         The television commercial production business is driven by its personnel and creative talent. We recognize that a major part of our success in this industry will depend upon the hiring, attraction and continued engagement or employment of our directors and other key personnel. To this end, we have entered into various director and employment agreements which range from one to five years in length. However, we cannot assure you that we will be able to recruit and retain such talent, that such directors and employees will fulfill their obligations to us, or that they will seek renewal at the end of their current agreements. Our business could also be affected by the death or disability of a television commercial director or other key personnel. We do not maintain life insurance on our television commercial directors or other key personnel.

WE HAVE INCURRED OPERATING LOSSES AND EXPECT TO INCUR FUTURE OPERATING LOSSES. THIS MAY PREVENT US FROM RAISING CAPITAL AND CONTINUING OPERATIONS.

         In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred operating losses from continuing operations of approximately $10.9 million for the fiscal year ended December 31, 2000, and approximately $6.3 million for the fiscal year ended

December 31, 1999. The report of independent certified public accountants for the year ended December 31, 2000, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern. If we are successful in acquiring additional commercial production companies or production service companies, our operating expenses may increase. If revenues do not offset any increased expenses, we will incur operating losses for the foreseeable future. We will need to generate significant increases in our revenues and operating margins to achieve and maintain profitability. If revenues or operating margins fail to grow or grow more slowly than we anticipate, our operating losses could significantly increase, which would harm our business, operating results and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations.

THE SAG STRIKE AGAINST THE ADVERTISING AGENCIES HAD AN ADVERSE EFFECT ON OUR BUSINESS.

         On May 1, 2000, members of SAG began a six-month long strike against the advertising agencies that represent our customer base. The strike, while in effect, limited our ability to produce television commercials domestically and in Canada. We made an effort to limit the effect that the strike had on our operations by utilizing non-union talent and continuing to produce commercials off-shore wherever possible. However, the strike had a particularly severe impact on The End, contributing to our decision to begin shutting down The End, and to a lesser extent, on Curious and Chelsea. We cannot assure you that our operations and liquidity will not continue to be affected by the relations between such parties in the future. It is possible that some of our future business activities will be affected by the existence of collective bargaining agreements because many of the performing artists and technical personnel, such as cameramen and film editors, who we employ on a free-lance basis, are members of unions that are parties to collective bargaining agreements.

WE MAY NOT RECOVER ANY DAMAGES IN OUR LAWSUIT AGAINST ABC RADIO AND DISNEY DESPITE JURY FINDINGS THAT ABC RADIO HAD BREACHED ITS CONTRACT WITH US AND THAT ABC RADIO AND DISNEY HAD MISAPPROPRIATED OUR TRADE SECRET INFORMATION.

         In September 1998, a jury ruled in our favor in connection with litigation for breach of contract and misappropriation of trade secrets that we had commenced against ABC Radio and Disney and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. In January 1999, the court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated our trade secret information; however, the court disagreed with the jury's conclusions that the evidence showed that those actions caused us damages and that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. We filed a notice of appeal in February 1999. In February 2000, we presented our oral argument to the 8th Circuit Court of Appeals. As of March 28, 2001, the 8th Circuit Court of Appeals has not ruled on the appeal. We intend to pursue our appeal of the judgment and to this end, personnel and financial resources will be used. We cannot assure you that we will be successful in our appeal.

webADTV MAY BE UNABLE TO IMPLEMENT ITS BUSINESS PLAN, IMPAIRING iNTELEFILM'S EFFORTS TO ENTER INTO E-COMMERCE WITH ADVERTISING AGENCIES.

         In January 2000, we announced the formation of webADTV, a subsidiary which intends to combine the digital archiving and retrieval service, inteleSource, with additional web enabled services, news and information under development, for global advertising agencies and their clientele. webADTV has sought and continues to seek financing in order to expand and brand its infrastructure. In the first quarter of 2001, webADTV generated net proceeds of $590,000 through an equity financing. If webADTV is unable to obtain additional financing, our efforts to enter into e-commerce with advertising agencies would be substantially impaired. On the other hand, if webADTV obtains additional equity financing, our equity ownership in webADTV would be diluted. We cannot assure you that webADTV will be successful in obtaining additional financing or that such additional financing, if obtained, will be sufficient to implement its business plan. Further, we cannot assure you that webADTV's business plan will be completed or that the business plan, if completed, will be successful. If webADTV is not able to obtain additional capital, it may be forced to cease operations.

OUR STOCK PRICE HAS BEEN VOLATILE DUE TO, AMONG OTHER THINGS, CONDITIONS IN THE COMMERCIAL PRODUCTION INDUSTRY. YOU MAY BE UNABLE TO RESELL YOUR STOCK AT OR ABOVE THE PRICE YOU PAY FOR IT.

         The market price of our common stock has been subject to significant fluctuations in response to numerous factors, including variations in annual or quarterly financial results, changes by financial research analysts in their estimates of our earnings, conditions in the economy in general or in the commercial production industry in particular, unfavorable publicity or changes in applicable laws and regulations, or related judicial or administrative interpretations affecting us or the commercial production industry. During 1999, the closing price of our common stock ranged from a high of $5.25 on December 8, 1999, to a low of $1.50 on May 28, 1999. During 2000, the closing price of our common stock ranged from a high of $5.125 on each of January 27, 2000, January 28, 2000 and January 31, 2000, to a low of $0.5625 on each of December 27, 2000 and December 29, 2000. We cannot assure you that purchasers of our common stock will be able to resell such stock at or above the price at which it was purchased.

WE MAY NOT BE ABLE TO MAINTAIN THE REQUIRED STANDARDS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET.

         Under the criteria for continued listing of securities on the Nasdaq National Market, a company must maintain, among other things, $4,000,000 in net tangible assets and a minimum bid price of $1.00. If we are unable to maintain the standards for continued listing, our shares could be subject to delisting from the Nasdaq National Market. Trading, if any, in our shares would thereafter be conducted in the Nasdaq SmallCap Market, in the over-the-counter market on the OTC Bulletin Board established for securities that do not meet the Nasdaq Stock Market listing requirements, or in what are commonly referred to as the "pink sheets." As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock.

OUR STOCK IS THINLY TRADED, CREATING POSSIBLE LIQUIDITY PROBLEMS FOR SHAREHOLDERS WHO SEEK TO SELL.

         Our common stock is currently listed on the Nasdaq National Market. We cannot assure you that our common stock will ever be actively traded on such market or that, if active trading does develop, it will be sustained.

RESALES OF OUR SHARES MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FALL, DECREASING THE VALUE OF OUR SHARES.

         We had 6,511,366 shares of common stock outstanding as of March 1, 2001, and also had warrants and options outstanding to purchase an additional 3,588,046 shares of common stock. The sale of additional shares of our common stock which may become eligible for sale in the public market from time to time upon completion of our merger with Harmony, upon the exercise of warrants or options, or otherwise, could have the effect of depressing the market price for our common stock.

WE DEPEND ON MANAGEMENT SERVICES RENDERED BY AN ENTITY WHICH MAY FAVOR ITS OWN INTERESTS OVER OUR INTERESTS.

         We share with Harmony management services provided by MMLLC, an entity owned by Christopher T. Dahl and Richard W. Perkins, each a director of iNTELEFILM and Harmony. The management services consist of administrative, legal and accounting services. Such arrangements may present conflicts of interest in connection with the pricing of services provided. During their most recent fiscal years, iNTELEFILM and Harmony made payments in the aggregate of approximately $2.1 million to MMLLC for such services. The potential for conflicts of interest is exacerbated by the fact that Messrs. Dahl and Perkins have fiduciary duties to iNTELEFILM's shareholders and Harmony's stockholders as a matter of state corporate law. We have not independently priced the services provided by MMLLC. Therefore, we cannot represent that our transactions with MMLLC were on terms as fair as those which could have been obtained from unrelated third parties through arms-length negotiation. The management services agreement is terminated effective March 31, 2001.

OUR MANAGEMENT HAS THE ABILITY TO SIGNIFICANTLY AFFECT THE OUTCOME OF SHAREHOLDER VOTING, INCLUDING POSSIBLY TAKING ACTIONS CONTRARY TO THE PREFERENCES OF SHAREHOLDERS AT LARGE.

         As of March 1, 2001, approximately 23.8% of our outstanding common stock was beneficially owned by our current executive officers and directors. Accordingly, such persons may be able to significantly influence our business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of iNTELEFILM. This could deny shareholders the receipt of a premium on their common stock and depress the market price of our common stock.

OUR SEVERANCE PLAN, RIGHTS PLAN, ABILITY TO ISSUE "BLANK CHECK" PREFERRED STOCK AND APPLICABLE PROVISIONS OF MINNESOTA LAW MAY PREVENT A CHANGE IN CONTROL, DENYING SHAREHOLDERS THE RECEIPT OF A PREMIUM ON THEIR COMMON STOCK.

         We have a severance plan that would provide significant benefits to an executive officer and one non-employee director following a change in control. Christopher T. Dahl, our Chief Executive Officer, President and Chairman of the Board, and Richard W. Perkins, one of our directors, are each eligible to receive lump sum severance payments under the plan. Based upon 2000 annual gross base salaries, the plan participants would receive an aggregate of approximately $2.0 million following a change in control. The plan also provides for accelerated vesting of outstanding options and other benefits following a change in control. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for further information on such plan.

         We also have a rights plan pursuant to which existing shareholders may purchase from us, after the distribution date, as defined in the rights agreement, that number of our shares having a market value of two times the purchase price of the rights. The rights have anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire iNTELEFILM without conditioning the offer on a substantial number of rights being acquired or redeemed. Our Board of Directors, without any action by our shareholders, also has the authority to issue the remaining undesignated and unissued authorized shares and to fix the powers, preferences, rights and limitations of such shares or any class or series of such shares, without shareholder approval. Persons acquiring such shares could have preferential rights with respect to voting, liquidation, dissolution or dividends over existing shareholders. In addition, we are subject to provisions of Minnesota law which limit the voting rights of shares acquired in "control share acquisitions" and restrict "business combinations."

         The existence of our severance plan, rights plan, ability to issue "blank check" preferred stock and provisions of Minnesota law could deter or delay a takeover or other change in control. This could deny shareholders the receipt of a premium on their common stock and depress the market price of our common stock.

ITEM 7 FINANCIAL STATEMENTS


                             iNTELEFILM CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



         Independent Auditors' Report                                                                            22


         Consolidated Financial Statements

                  Balance Sheets                                                                                 23

                  Statements of Operations                                                                       24

                  Statements of Shareholders Equity                                                              25

                  Statements of Cash Flows                                                                  26 - 27


         Notes to Consolidated Financial Statements                                                         28 - 57

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
iNTELEFILM Corporation

We have audited the accompanying consolidated balance sheets of iNTELEFILM Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iNTELEFILM Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring losses and negative cash flow from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 16, 2001, except for Note 18
  dated March 15, 2001
                             iNTELEFILM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                       -------------------------
         ASSETS                                                                        2000                 1999
                                                                                       ----                 ----
Current assets:
    Cash and cash equivalents                                                     $   3,099,496       $   15,986,385
    Accounts receivable, net of allowance for doubtful
      accounts of  $27,600 and $199,164, respectively                                 7,127,026            8,626,251
    Unbilled accounts receivable                                                      1,122,888            2,389,300
    Accounts receivable - affiliates (Note 16) net allowance
      of $324,835 and $0, respectively                                                   82,448              373,239
    Other accounts receivable                                                           590,956              642,076
    Prepaid expenses                                                                  1,138,738            1,563,122
    Other current assets                                                                676,294              413,172
                                                                                  -------------       --------------
               Total current assets                                                  13,837,846           29,993,545

Property and equipment, net (Note 6)                                                  3,373,844            2,957,455
Intangible assets, net (Note 7)                                                       7,014,358            6,730,446
Other assets                                                                            471,862              325,706
                                                                                  -------------       --------------
               Total assets                                                       $  24,697,910       $   40,007,152
                                                                                  =============       ==============

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   4,921,347       $    3,835,891
    Accounts payable - affiliates (Note 16)                                              30,000              175,000
    Accrued income taxes (Note 17)                                                       30,000            1,032,520
    Deferred revenue                                                                  2,938,268            4,782,085
    Other accrued expenses (Note 8)                                                   4,664,376            4,650,835
    Line of credit (Note 11)                                                            198,847            3,548,911
    Short-term debt (Note 10)                                                         1,087,731            1,500,000
    Long-term debt - current portion (Note 12)                                          115,134              191,933
                                                                                  -------------       --------------
               Total current liabilities                                             13,985,703           19,717,175

Long-term debt, less current maturities (Note 12)                                       610,332              679,885
                                                                                  -------------       --------------
               Total liabilities                                                     14,596,035           20,397,060
                                                                                  -------------       --------------

Commitments and Contingencies (Note 13)                                                 -                    -

Minority interest (Notes 4 and 7)                                                     1,002,580              139,447

Shareholders' equity (Note 15):
    Common stock                                                                        130,227              125,772
    Additional paid-in capital                                                       46,223,361           45,625,300
    Accumulated deficit                                                             (36,897,418)         (25,952,927)
    Stock subscriptions receivable (Note 16)                                           (356,875)            (327,500)
                                                                                  -------------       --------------
               Total shareholders' equity                                             9,099,295           19,470,645
                                                                                  -------------       --------------

               Total liabilities and shareholders' equity                         $  24,697,910       $   40,007,152
                                                                                  =============       ==============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               DECEMBER 31,
                                                                                        -------------------------
                                                                                        2000                 1999
                                                                                        ----                 ----
Contract revenues                                                                  $ 66,997,559        $  67,242,374

Costs and expenses:
    Cost of production                                                               55,802,886           56,488,737
    Selling, general and administrative
      (exclusive of all items shown below)                                           13,335,998            9,722,084
    Corporate (Note 9)                                                                2,712,926            2,123,734
    Corporate expenses paid to affiliated
      management company (Note 16)                                                    2,080,000            1,549,372
    Stock option compensation (Note 4)                                                  399,806            2,121,024
    Depreciation and amortization                                                     2,603,961            1,541,727
    Impairment of assets (Note 9)                                                       895,500                   --
                                                                                   ------------        -------------

Loss from continuing operations                                                     (10,833,518)          (6,304,304)

Gain (loss) on sale of subsidiary stock and assets (Note 3)                            (179,736)             119,508
Equity loss in Harmony (Note 5)                                                              --           (1,930,942)
Interest expense                                                                       (204,261)          (1,096,660)
Interest expense - related parties (Note 16)                                            (49,973)             (51,945)
Interest income                                                                         373,019            1,554,687
Interest income - related parties                                                        29,966                   --
                                                                                   ------------        -------------

Net loss from continuing operations before income taxes                             (10,864,503)          (7,709,656)

Income tax provision (benefit) (Note 17)                                                 79,988             (700,000)
                                                                                   ------------        -------------

Net loss from continuing operations                                                 (10,944,491)          (7,009,656)

Gain on the disposal of discontinued operations, net of
  income taxes of $0 and $1,801,892, respectively (Note 3)                                   --           14,349,233
                                                                                   ------------        -------------

Net income (loss)                                                                  $(10,944,491)       $   7,339,577
                                                                                   ============        =============

Basic and diluted net loss per share from continuing operations                          $(1.70)              $(1.11)
                                                                                   ------------        -------------

Basic and diluted net income (loss) per share                                            $(1.70)               $1.16
                                                                                   ============        =============

Weighted average number of shares outstanding                                         6,437,000            6,343,000
                                                                                   ============        =============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                              COMMON STOCK      ADDITIONAL     STOCK                       TOTAL
                                                            -----------------    PAID-IN   SUBSCRIPTIONS  ACCUMULATED  SHAREHOLDERS'
                                                            SHARES     AMOUNT    CAPITAL    RECEIVABLE      DEFICIT       EQUITY
                                                            ------     ------   ---------- -------------  -----------  -------------
         Balance at December 31, 1998                     6,450,742  $ 129,015 $45,773,584  $  (129,563) $(33,292,504) $ 12,480,532

Issuance of common stock regarding purchase of Chelsea      125,000      2,500     247,500           --            --       250,000
Repurchase of common stock                                 (488,900)    (9,778)   (907,836)          --            --      (917,614)
Issuance of common stock upon exercise of options           205,316      4,106     474,602     (222,500)           --       256,208
Stock option compensation                                        --         --      50,400           --            --        50,400
Receipt of stock subscription                                    --         --          --       24,563            --        24,563
Other                                                        (3,540)       (71)    (12,950)          --            --       (13,021)

Net income                                                       --         --          --           --     7,339,577     7,339,577
                                                         ----------  --------- -----------  -----------  ------------  ------------

         Balance at December 31, 1999                     6,288,618  $ 125,772 $45,625,300  $  (327,500) $(25,952,927) $ 19,470,645

Issuance of common stock regarding purchase of Chelsea       75,000      1,500     186,000           --            --       187,500
Repurchase of common stock                                  (12,500)      (250)    (31,973)          --            --       (32,223)
Issuance of common stock upon exercise of options           120,753      2,415     316,462      (29,375)           --       289,502
Stock option compensation                                        --         --      60,000           --            --        60,000
Issuance of common stock upon exercise of warrants           39,495        790        (798)          --            --            (8)
Consolidated gain on direct issuance of subsidiary common
  stock (Note 15)                                                --         --      68,370           --            --        68,370


Net loss                                                         --         --          --           --   (10,944,491)  (10,944,491)
                                                         ----------  --------- -----------  -----------  ------------  ------------

         Balance at December  31, 2000                    6,511,366  $ 130,227 $46,223,361  $  (356,875) $(36,897,418) $  9,099,295
                                                         ==========  ========= ===========  ===========  ============  ============




        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                       2000                  1999
                                                                                       ----                  ----
OPERATING ACTIVITIES:
    Net income (loss)                                                              $(10,944,491)        $  7,339,577
    Adjustments to reconcile net income (loss) to net cash used in operating activities net of disposition and discontinued operations:
         Gain on disposal of discontinued operations, net of taxes                           --          (14,349,233)
         Gain (loss) on sale of subsidiary stock and assets                             179,736             (119,508)
         Provision for doubtful accounts and director advances                          150,271              191,010
         Depreciation and amortization                                                2,603,961            1,541,727
         Impairment of assets                                                           895,500              -
         Stock option compensation expense                                              399,806            2,121,024
         Non cash income tax benefit                                                         --             (700,000)
         Amortization and write-off of deferred debt issue costs                             --              742,737
         Equity loss in Harmony                                                              --            1,930,942
         Decrease (increase) in (excluding subsidiary
           acquisitions and sales):
               Accounts receivable                                                    1,695,583           (2,759,791)
               Other receivables                                                      1,283,488              306,817
               Prepaid expenses                                                         272,161             (325,545)
               Other current assets                                                    (394,622)            (195,309)
         Increase (decrease) (excluding subsidiary acquisitions and sales):
               Accounts payable                                                         935,883           (1,785,306)
               Deferred income                                                       (1,863,134)             950,000
               Other accrued expenses                                                (1,018,296)             571,468
                                                                                   ------------         ------------
                  Net cash used in operating activities                              (5,804,154)          (4,539,390)
                                                                                   ------------         ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                               (2,007,291)          (1,236,515)
    Investment in Curious Pictures and Chelsea                                               --           (1,750,382)
    Investment in and notes receivable from Harmony                                          --           (2,986,152)
    Cash acquired net of cash relinquished in acquisitions
      and sales                                                                              --              411,983
    Proceeds from sale of radio stations                                                     --           14,045,180
    Proceeds from note receivable                                                            --           15,000,000
    Other capital expenses                                                             (336,303)                  --
                                                                                   ------------         ------------
                  Net cash provided by (used in) investing activities                (2,343,594)          23,484,114
                                                                                   ------------         ------------

FINANCING ACTIVITIES:
    Increase (decrease) in line of credit                                            (3,350,064)           1,356,776
    Repayment of debt                                                                (1,646,352)            (142,085)
    Proceeds from issuance of common stock                                              289,498              280,771
    Redemption of redeemable convertible preferred stock                                     --           (2,448,486)
    Repurchase of common stock                                                          (32,223)            (930,635)
                                                                                   ------------         ------------
                  Net cash used in financing activities                              (4,739,141)          (1,883,659)
                                                                                   ------------         ------------

Cash used in discontinued operations                                                         --           (1,328,585)
Increase (decrease) in cash and cash equivalents                                    (12,886,889)          15,732,480
Cash and cash equivalents at beginning of year                                       15,986,385              253,905
                                                                                   ------------         ------------

Cash and cash equivalents at end of year                                           $  3,099,496         $ 15,986,385
                                                                                   ============         ============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                       2000                 1999
                                                                                       ----                 ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the year for income taxes                                      $   808,648         $    421,104
                                                                                    ===========         ============

    Cash paid during the year for interest                                          $   252,977         $    386,274
                                                                                    ===========         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended December 31, 2000:

     Additional consideration paid in 2000 for the acquisition of all the issued and outstanding common stock of Chelsea (Note 4) included 75,000 shares of the Company's common stock valued at $187,500.

     webADTV acquired all of the issued and outstanding shares of stock of Cosmic Inventions (Note 4) through the assumption of $17,233 in liabilities net of assets. Additional consideration for the acquisition included 660,000 shares of webADTV's common stock valued at $66,000 and a $650,000 promissory note.

     webADTV entered into a software license agreement with Excalibur (Note 7). Consideration for this agreement included $400,000 to be paid at a future date and 200,000 shares of webADTV's common stock valued at $500,000 and $100,000 in cash.

     The Company issued 30,000 shares of common stock and received a stock subscription note receivable for $48,750.

   During the year ended December 31, 1999:

     The Company utilized radio station sale proceeds totaling $10,934,974 to pay debt collateralized by the related assets.

     The Company acquired all the issued and outstanding common stock of Chelsea (Note 4) through the assumption of $885,441 in non-cash liabilities net of non-cash assets. Additional consideration included the issuance of 125,000 shares of the Company's common stock valued at $250,000.

     The Company paid consideration to Curious Management for the acquisition of 51% of the stock of Curious Pictures (Note 4), included a $1,500,000 note receivable due May 31, 2000.

     The Company issued 125,000 shares of common stock and received a stock subscription note receivable for $222,500.


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Description of Business:

                      iNTELEFILM Corporation (f/k/a Children's Broadcasting Corporation) (the "Company") was incorporated under the Minnesota Business Corporation Act on February 7, 1990. Through a series of transactions, the Company has become a service provider for the commercial television production industry, offering extensive production capability and the exclusive services of established industry talent. During the period from July 1997 through December 31, 2000, the Company has utilized its resources to purchase a 55.2% ownership interest in Harmony Holdings, Inc. ("Harmony"), a corporation that produces television commercials, music videos and related media. In April 1999, the Company became Harmony's majority shareholder and began consolidating Harmony rather than accounting for Harmony under the equity method. Subsequent to December 31, 2000 the Company acquired a 90.4% ownership interest in Harmony through an exchange offer. Additionally, in August 1999, the Company acquired a majority ownership interest in Curious Pictures Corporation ("Curious Pictures") by buying an existing option and share transfer agreement ("Option Agreement") from four principle executives ("Curious Management") of Curious Pictures. As a result, Curious Pictures, a former majority-owned subsidiary of Harmony, became a direct subsidiary of the Company. In March 1999 the Company acquired Chelsea Pictures, Inc. ("Chelsea"), which has offices in New York and Hollywood. Chelsea produces television commercials, independent films and related media. The Company typically directs its services towards large advertisers and advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and Minneapolis.

                      In January 2000, the Company incorporated webADTV, Inc. ("webADTV"). webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between advertising agencies and their clients. webADTV has developed its first product, iNTELESource a web enabled, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials. Before the iNTELESource product became available, ad agencies and their clients were forced to manage their entire creative library using bulky and costly reels of film. Further, webADTV plans to develop, a related set of tools aimed squarely at specific aspects of the advertising campaign workflow. The development of webADTV's hosted applications for the advertising agency industry will generate revenues through a tiered subscription model, service income and commissions. As of December 31, 2000, the Company has an 84.2% ownership in webADTV.

                      In September 2000, webADTV acquired Cosmic Inventions, LLC ("Cosmic Inventions"). Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed DigiExpress, a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products are designed to provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions.

                      The Company believes that the expanded number of network, satellite, cable and internet channels, advances in digital technology and the demand for effective advertising concepts and efficient delivery of production services create potential opportunities in broadcast media. During the first quarter of 2001, the Company began implementing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Description of Business (Continued):

                      significantly reduce corporate and webADTV operating expenses. Management believes that the successful implementation of the Company's restructuring plans will allow the Company to continue to explore opportunities and financing arrangements to advance webADTV and its commercial production businesses through strategic partnerships, financed acquisitions or opportunities within our existing divisions. The Company may also seek to advance the commercial production or webADTV business by diversifying current business holdings or by seeking to raise capital directly or through its subsidiary, webADTV.

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

                  Cash and Cash Equivalents:

                      The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Investment in Harmony:

                      Prior to the Company becoming the majority shareholder of Harmony, the investment in Harmony (Note 5) was accounted for under the equity method of accounting. The equity method of accounting is used to account for investments made when the Company has the ability to exercise significant influence over the operating and financial policies of an investee, generally involving a 20% to 50% interest in those investees.

                      Under the equity method, original investments are recorded at cost, increased for subsequent investments in and advances to the investee, and adjusted for the Company's share of undistributed earnings and losses of the investee. Additionally, the excess of the purchase price over the Company's prorata share of the investee's net assets is amortized over the estimated useful life of the underlying assets.

                  Goodwill:

                      Goodwill primarily represents the excess of the Company's purchase price, including additional payments over the fair market value of Harmony, Chelsea, Curious Pictures and Cosmic Inventions net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over seven years for all periods.

                  Subsidiary Stock Transactions:

                      Gains and losses from the direct sale of subsidiary shares are recorded as a capital transaction.

                  Revenues:

                      The Company produces television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which are typically less than one month in duration. At December 31, 2000 and 1999, the Company had no long-term contracts. Contract revenues are recognized using the percentage of completion method. The percentage of contract revenues recognized is computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates are reflected in the period in which the facts that require the revision become known. Deferred income represents amounts billed in excess of revenues earned.

                  Revenue Recognition for WebADTV:

                      Subscription revenue is recognized ratably over the contract period.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Computer Software License and Costs:

                      The Company accounts for its purchased and internally developed computer software under Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. To date, the company has capitalized the cost of the purchased software license and other development costs have been expensed as incurred as they represented the cost to develop a working model for beta testing and costs for product demonstrations for specific customers. The related assets are amortized over the greater of the Ratio of Current Revenues to a Total of Current and Future Anticipated Revenues or on a straight line basis over their useful lives.

                  Net Income (Loss) Per Share:

                      In February 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Outstanding options and warrants to purchase 3,588,046 and 3,577,718 shares of the Company's common stock at December 31, 2000 and 1999, respectively, were not included in the diluted EPS calculation as they were antidilutive.

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

                      As of December 31, 2000, the Company had deposits in excess of federally insured amounts of approximately $3,393,000 at several financial institutions.

                  Use of and Change in Estimates:

                      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      During the year ended December 31, 2000, the Company recorded a valuation allowance associated with commercial director advances in excess of earnings totaling approximately $856,392, for a total valuation allowance of approximately $996,444. Such advances are regularly paid to established commercial directors on a monthly basis and are offset against the actual earnings from commercial directorial services. The Company accounts for these payments as prepaid compensation and recognizes them as an expense in the period that they are offset against a commercial director's actual earnings. Capitalized amounts were evaluated for collectibility based on anticipated future commercial project awards for individual commercial directors and the Company fully reserved for such capitalized amounts. The valuation allowance was primarily necessitated in 2000 by changes in the workflow and contractual relationships of the majority of The End's commercial directors.

                  Comprehensive Income:

                      The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. The Company does not have any components of comprehensive income.

                  Segment Information:

                      The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" as of January 1, 1998. Following the provisions of this Statement, the Company is reporting segment assets, liabilities, sales and operating income in the same format reviewed by Company's management. In January 2000, the Company began reporting a segment for webADTV. In 1999, the Company transitioned into the commercial production and related media business (Note 15).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  New Accounting Pronouncements:

                      In 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" dealing with revenue recognition which is effective in the fourth quarter of fiscal 2000. The adoption of this bulletin did not have an affect on the Company's financial statements.

                      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which is effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company reviewed its existing stock based compensation policies and procedures and determined that the adoption of FIN 44 was not material to the Company's financial statements.

                      Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
                      (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                      The Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of the new standard did not have an affect on its financial statements.

                  Reclassifications:

                      Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation. These reclassifications have no effect on the accumulated deficit or net loss previously reported.

NOTE 2:           MANAGEMENTS PLANS

                      The Company's consolidated financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, during year ended December 31, 2000, the Company incurred a net loss of $10,944,491 and a negative cash flow from operations of $5,804,154, resulting in a negative working capital position of $147,857 and an accumulated deficit totaling $(36,897,418) at December 31, 2000. At December 31, 2000, the Company had not met certain restrictive covenants. Continued noncompliance with the financial covenants under the financial agreement is foreseeable. As a result of the noncompliance, the lender may discontinue the line. The Company is currently working with the lender to obtain a waiver of the December 31, 2000 violations. To date such waiver had not yet been granted.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:           MANAGEMENTS PLANS (CONTINUED)

                  In response to these adversities, Management offers the following explanation and plans. On May 1, 2000, members of the Screen Actors Guild ("SAG") began a six-month strike against the advertising agencies that represent our customer base. The Company's ability to produce television commercials domestically was limited. Although efforts were made to reduce the effects the strike had on the Company's operations by utilizing non-union talent and producing commercials outside of the United States whenever possible, the strike did have a significant adverse effect on Harmony Holding's subsidiary, The End.

                  During the first quarter of 2001, the Company began implementing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and webADTV operating expenses. Pursuant to these plans, operations were ceased at The End in February 2001. The End had been adversely affected by the SAG strike as well as by the non-renewal of several commercial director contracts. The End accounted for approximately $3,060,000 of the 2000 operating loss, including a $895,500 asset impairment charge and carried a working capital deficit of $809,762 at December 31, 2000 exclusive of intercompany advances and payables.

                  In December 2000, the Company began implementing a corporate restructuring plan to significantly reduce operating expenses and incurred a 2000 restructuring charge of $558,584. Pursuant to these plans, we believe that our commercial production operations, including corporate expenses, will achieve improved cash-flow results in the near-term. Additionally, webADTV began funding its own operations during the first quarter of 2001 as a result of a private-placement of its common stock that raised approximately $590,000; however, webADTV will require additional financing to continue its operations in 2001. webADTV accounted for approximately $2,739,357 of the Company's 2000 operating loss and has also has undergone an effort to contain costs by reducing personnel and moving its focus from product development to selling its existing product lines. At December 31, 2000, webADTV carried a working capital deficit exclusive of intercompany advances and payables was $1,397,734 which included $1,050,000 in notes payable incurred for intangible assets.

                  We believe that the successful implementation of our restructuring plans will allow us adequate capital to continue to explore opportunities and financing arrangements to advance our commercial production and webADTV business opportunities. We may also seek to advance each one of these business's by diversifying our current business holdings, selling our current business holdings, or by seeking to raise capital directly or through our subsidiary webADTV. In the event that management's restructuring plans are not successful, that the Company is unable to obtain additional financing for its webADTV business opportunity, that the Company is unable to maintain its current financing, or that its current financing is not sufficient to meet the Company's needs, the Company may have to seek alternative financing. If the Company is not able to obtain adequate financing, or financing on acceptable terms, it could be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to the Company's operation and prospects. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:           SUBSIDIARY ASSET AND STOCK SALE TRANSACTIONS

                  Radio Station Sale Transaction:

                      On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting business. Accordingly, the operation and disposition of the radio stations has been classified as discontinued operations in the accompanying financial statements. During the year ended December 31, 1999 the Company recognized gains on the disposal of discontinued operations of $14,349,233. These overall gains include losses from discontinued operations of $113,183 on revenues of $100,279 and a tax provision of $1,802,000. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $2.27 in 1999.

                      As of January 14, 1999, all of the stations had been sold pursuant to the following transactions:

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

                           Salem Radio Station Sale Transaction:

                              On October 30, 1998, the Company closed on the sale of the radio broadcast licenses and certain other assets of its radio stations KTEK(AM), Alvin, TX and KYCR(AM), Golden Valley, MN to Salem Communications Corporation ("Salem"). The Company received gross proceeds of $2,700,000 in cash and incurred transaction expenses totaling $229,135. The station assets had a net book value totaling $863,006 and the Company realized a gain on sale of $1,607,859.

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

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:           SUBSIDIARY ASSET AND STOCK SALE TRANSACTIONS (CONTINUED)

                           Unica Radio Station Sale Transaction:

                              On October 26, 1998, the Company entered into an agreement to sell the radio broadcast licenses and certain other assets of its radio stations KAHZ(AM), Fort Worth, TX, KIDR(AM), Phoenix, AZ, and WJDM(AM), Elizabeth, NJ, to Radio Unica Corp. ("Unica"). The stations assets had a net book value totaling $11,391,402 at December 31, 1998. Under the agreement, the Company received gross proceeds of $29,250,000 in cash and incurred transaction expenses totaling $1,682,180. At the time of the sale, the asset net book value totaled $11,303,512 and the Company realized a gain on the sale of $16,264,308.

                              The agreement provided for the stations to be operated by Unica to the closing date under a Local Programming and Marketing Agreement ("LMA"). Unica prepaid a total of $2,500,000 of the LMA fees that were earned by the Company based on a monthly LMA fee of $200,000. Unica also prepaid $500,000 of the purchase price. The prepaid purchase price and any unused portion of the prepaid LMA fee was credited to the sales price at closing. On January 14, 1999, the transaction closed.

                     The gain on the sale of the Company's radio stations aggregated $14,462,416 net of income taxes in 1999.

                     Included in the transaction costs for the transactions closed in 1999 are bonuses paid to Company management, employees and a privately held affiliate (the "Management Company") related to the Company through common control (Note 16) totaling $825,000. This bonus was paid in 1999 on the close of the Unica radio station sale transaction. This bonus was reflected as a transaction expense for the Unica radio station sale in 1999. The bonuses were approved by the Company's board of directors and were contingent upon completion of the sale transactions.

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

NOTE 4:           SUBSIDIARY ACQUISITIONS AND FORMATIONS

                  Chelsea:

                     On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea for 200,000 shares of common stock with a value of $437,500 and the assumption of approximately $885,441 of liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York, New York. The acquisition has been accounted for as a purchase, whereby, the purchase price and related
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           SUBSIDIARY ACQUISITIONS AND FORMATIONS

                  Chelsea (Continued):

                     acquisition expenses incurred of $250,382 were allocated based upon the fair market value of the assets purchased and liabilities assumed, consisting of goodwill of $1,573,323, current accrued liabilities of $1,163,584 and current assets of $278,143. The Company issued 125,000 shares of common stock valued at $250,000 on the acquisition date, and 75,000 shares valued at $187,500 in July 2000. The 75,000 shares issued in July 2000 were issued pursuant to the agreement whereby if Chelsea achieved earnings before interest, taxes, depreciation and amortization (EBITDA) in excess of $500,000, the previous owner would receive an additional 75,000 shares of the Company's common stock. Chelsea did achieve such EBITDA and 75,000 additional shares were issued. Accordingly, the Company accounted for the issuance of shares as an addition to goodwill, based upon the fair market value of the stock on the date the shares were earned.

                  Curious Pictures:

                     Effective as of August 1, 1999, the Company purchased the Option Agreement entered into by Harmony and Curious Management dated December 15, 1996. Under the Option Agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Management's rights to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. The intrinsic value of the stock options transferred under the option and share transfer agreement was ultimately determined by the Company's purchase of the agreement and one additional share of Curious common stock from Curious Management for consideration totaling $3,000,000. This aggregate consideration was valued at $2,700,000 for the options for 50 shares and $300,000 for one share. The one share was given a slightly higher incremental value as it represents the marginal share for a majority ownership. As a result, compensation expense totaling $1,907,850 was recognized in the accompanying 1999 statement of operations resulting from the consolidation with Harmony.

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

                     In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share of Curious Pictures at a purchase price of $1 per share, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Management exercise all of their new options over the five-year term of their employment
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           SUBSIDIARY ACQUISITIONS AND FORMATIONS (CONTINUED)

                  Curious Pictures (Continued):

                     agreements, the Company will own 51% of the Curious Pictures stock, Curious Management will collectively own 20%, and Harmony will own the remaining 29%. Additionally, the Company granted Curious Management warrants to purchase an aggregate 300,000 shares of the Company's common stock for approximately $1.92 per share. The Company, Harmony, and Curious Management also entered into a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to the Company the shares of Curious Pictures that they earn from Harmony (the put right), and the Company obtained the right to purchase such shares from Curious Management (the call right). The price to be paid by the Company to Curious Management under the put or call is $96,774 per share. These options have been valued at their intrinsic value as of August 1, 1999 ($54,000 per option). The related compensation expense will be recognized ratably over the employment agreement service period and reflected as a minority interest on the Company's balance sheet. Further, the minority interest will be ratably accreted to the value of management's put right ($96,774 per share) over the time period from the option vesting date to the date that the put right may be exercised. During the year ended December 31, 2000 and 1999, the Company recognized compensation expense of $339,806 and $162,774, respectively. The minority interest valuation aggregated $502,580 and $139,447 at December 31, 2000 and 1999,
                     respectively. As of December 31, 2000. Curious Management has earned options to purchase 4% of Curious Pictures. However, Curious Management has not exercised these options, and the Company's ownership at December 31, 2000 remains at 51% and Harmony's ownership remains at 49%.

                  webADTV:

                     In January 2000, the Company formed webADTV under the laws of the state of Minnesota. webADTV is a vertical market software company whose applications are designed to reduce costs and increase productivity between the advertising agencies and their clients. iNTELESource, a digital video archiving and retrieval service is the first online tool of webADTV and is designed specifically for adverting agencies. The Company is the principal shareholder in webADTV, owning 84.2% of the issued and outstanding stock at December 31, 2000. webADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of December 31, 2000, 2,881,000 of the 4,550,500 options granted under the plans have been exercised through stocks subscriptions of $55,450 and cash of $2,370. If all options and warrants granted as of December 31, 2000 were exercised, the Company's ownership in webADTV would be diluted to 78.4%.

                  Cosmic Inventions:

                     On September 1, 2000 webADTV completed its acquisition of all of the issued and outstanding shares of stock of Cosmic Inventions, based on a letter of intent dated June 13, 2000. Consideration for the acquisition included 660,000 shares of webADTV's common stock valued at $.10 per share, warrants to purchase 20,000 additional shares of webADTV's common stock at $.10 per share, and a $650,000 promissory note due on the earlier of (i) webADTV obtaining equity financing of an amount not less than $3,500,000;

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:           SUBSIDIARY ACQUISITIONS AND FORMATIONS (CONTINUED)

                  Cosmic Inventions (Continued):

                      (ii) the sale of all or substantially all of the assets of webADTV; (iii) or April 30, 2001. In the event that webADTV does not have sufficient funding to repay this promissory note within 90 days of the maturity date, Cosmic has the right to rescind the transaction and retain 100,000 shares of webADTV common stock. The price per share was based on the fair market value of webADTV's stock based on a valuation on the date the letter of intent was executed. This promissory note bears interest at a rate of 8% per annum. The acquisition included webADTV's assumption of $71,630 in liabilities, $54,397 in assets, and $784,926 of goodwill. Cosmic Inventions' leading product, Spot Rocket, facilitates the transmittal of approval-quality video, CD-quality audio tracks, animatics, photographs, storyboards, animations and various multimedia components. Additionally, Cosmic Inventions has developed DigiExpress, a product that enables simplified delivery and receiving of large files via standard e-mail addressing. These products provide high quality transmittal, eliminating costly production errors, travel expenses and last minute revisions.

NOTE 5:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY

                      The Company's investment in Harmony represents 55.2% of Harmony's outstanding common stock at December 31, 2000 and 1999. The aggregate purchase price paid of $9,730,872 and transaction costs totaling $93,201 were allocated based on the estimated fair market value of the assets acquired consisting of common stock of $9,140,872 and stock options valued at $590,000. The Company began to consolidate Harmony results from operations on April 1, 1999. All periods prior to this date were accounted for under the equity method. Accordingly, the excess of the purchase price over the Company's pro-rata share of Harmony's net tangible assets discussed below was recast from the investment in Harmony to goodwill based on the estimated fair market value of Harmony's assets.

                      The excess of the purchase price over the Company's prorata share of Harmony's net tangible assets totaled $6,810,877 at December 31, 2000 and 1999. This excess purchase price relates to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists, and is being amortized on a straight line basis over a seven-year estimated useful life. At December 31, 2000 and 1999, accumulated amortization of the excess purchase price totaled $2,817,395 and $1,752,998, respectively.

                      The following schedule represents the Company's equity investments in Harmony since January 1, 1999:


                                                                 Common Stock                      Stock Options
                                                       --------------------------------   -----------------------------
                                                          Number of                         Number of
                         Date                              Shares        Consideration       Shares       Consideration
                ----------------------------           -------------   ----------------   ------------    -------------
                Balance at December 31, 1998               3,682,962   $      9,265,400        --         $       --
                April 15, 1999                               225,000            229,754        --                 --
                May 21, 1999                                  40,000             39,304        --                 --
                May 25, 1999                                 180,000            184,575        --                 --
                June 25, 1999                                  1,600              1,622        --                 --
                June 28, 1999                                 10,000             10,217        --                 --
                                                       -------------   ----------------   ------------    -------------

                Balance at December 31, 1999               4,139,562   $      9,730,872        --         $       --

                Balance at December 31, 2000               4,139,562   $      9,730,872        --         $       --
                                                       =============   ================   ============    =============

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:           INVESTMENT IN AND NOTES RECEIVABLE FROM HARMONY (CONTINUED)

                  Consideration for the 1999 purchases of 456,600 outstanding shares totaled $465,472 in cash obtained through the Company's sale of its radio stations (Note 3). These purchases increase the Company's ownership in Harmony to approximately 55.2%, and this additional ownership allows the Company to consolidate Harmony, for financial statement purposes, as of April 1, 1999, rather than accounting for the investment under the equity method as it has for all previous periods presented. No minority interest is currently shown related to Harmony, as the minority shareholders no longer have any equity basis in their investment. As of December 31, 2000 and 1999, the Company has recognized losses in excess of its prorata share aggregating $4,337,509 and $2,214,013, respectively.

                  Unsecured demand notes payable due from Harmony totaling $3,774,956 and $3,326,369 (including interest) are outstanding at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, these notes as well as the related interest are eliminated in Harmony's consolidation with the Company.

                  Independent of the notes payable, Harmony has received advances from the Company during 2000. These non-interest bearing advances are unsecured and primarily funded a portion of the line of credit pay-off and Harmony's operations. At December 31, 2000, $3,286,144 of these advances remain due and payable to the Company and are eliminated in the Company's consolidated financial statements. Additionally, Harmony has a payable due to Curious Pictures, the primary portion of which was incurred prior to Harmony's interest in Curious Pictures being reduced to 49% August 1, 1999. This payable of $1,894,009 remains due at December 31, 2000 and is eliminated in the Company's consolidated financial statements.

                  The following amounts represent Harmony's results from operations for the periods presented that Harmony was accounted for under the equity method. Such amounts have been derived from Harmony's financial statements for the fiscal years ended June 30, 1999:

                                                                                 Quarter Ended
                                                                                 March 31, 1999
                                                                                 --------------
                  Contract revenues                                              $   16,274,699
                  Cost of production                                                 13,889,304
                                                                                 --------------

                  Gross profit                                                        2,385,395
                  Operating expenses                                                  3,511,348
                                                                                 --------------

                  Loss from operations                                               (1,125,953)
                  Interest income (expense), net                                        (79,089)
                                                                                 --------------

                  Loss before income taxes                                           (1,205,042)
                  Income taxes                                                               --
                                                                                 --------------

                  Net loss                                                       $   (1,205,042)
                                                                                 ==============

                  Company's share of Harmony's net loss                          $   (1,205,042)

                  Amortization expense for the excess of the
                    investment cost over the underlying net
                    assets of Harmony                                                  (725,900)
                                                                                 --------------

                  Company's equity loss in Harmony                               $   (1,930,942)
                                                                                 ==============

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:           PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at December 31:

                                                                                                          Estimated
                                                                                                         Useful Life
                                                                     2000                  1999             In Years
                                                               -------------         -------------       ------------
                  Office equipment                             $     566,436         $     840,476            5
                  Vehicles                                            84,527                39,014            5
                  Leasehold improvements                           1,423,508             1,584,670            5
                  Computer & production equipment                  4,023,848             2,828,543            3
                                                               -------------         -------------
                                                                   6,098,319             5,292,703
                  Less accumulated depreciation                    2,724,475             2,335,248
                                                               -------------         -------------

                  Property and equipment, net                  $   3,373,844         $   2,957,455
                                                               =============         =============

                  Depreciation expense was $972,012 and $687,514 for the years ended December 31, 2000 and 1999, respectively.

NOTE 7:           INTANGIBLE ASSETS

                  Intangible assets consisted of the following at December 31:

                                                                                                          Estimated
                                                                                                         Useful Life
                                                                     2000                  1999             In Years
                                                               -------------         -------------       ------------
                  Goodwill                                     $   9,512,110         $   8,746,640             7
                  Software license                                 1,007,241                    --             3
                  Less accumulated amortization                    3,504,993             2,016,194
                                                               -------------         -------------

                  Intangible Assets, net                       $   7,014,358         $   6,730,446
                                                               =============         =============

                  Amortization expense related to goodwill and other intangible assets totaled $1,631,949 and $976,899 for the years ended December 31, 2000 and 1999, respectively.

                  In July 2000, webADTV entered into a software license agreement with Excalibur Technologies ("Excalibur"). Excalibur has developed propriety software including Excalibur Screening Room(R) and RetrievalWare(R). Under the agreement, Excalibur received 200,000 shares of webADTV's common stock, valued at $2.50 per share, and $100,000 in cash. The valuation of the stock was based on the value of the software license. In addition, webADTV agreed to pay Excalibur $400,000 within 10 days of webADTV obtaining equity financing. The agreement also contains a provision which requires $500,000 to be paid to Excalibur for the shares of common stock issued in the event the stock is not publicly traded within 30 months. The $500,000 is recorded as minority interest on the balance sheet at December 31, 2000. In return, the Company received a three-year, paid up license for, and right to exclusively market to advertising agencies through iNTELESource, the Excalibur Screening Room(R) and RetrievalWare(R) product lines. The parties have verbally agreed that the private placement that occurred in the first quarter of 2001 for $590,000 was not of the nature anticipated by the agreement and have agreed to continue to defer the required payment for an indeterminate amount of time.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:           OTHER ACCRUED EXPENSES

                  Accrued liabilities consisted of the following at December 31:

                                                                     2000                  1999
                                                               -------------         -------------
                  Job production related liabilities           $   2,920,681         $   3,151,473
                  Payroll related liabilities                        522,402               178,703
                  Profit participation liabilities                   491,885               464,421
                  Accrued legal judgments                            352,029                    --
                  Other accrued liabilities                          377,379               856,238
                                                               -------------         -------------

                                                               $   4,664,376         $   4,650,835
                                                               =============         =============

NOTE 9:           RESTRUCTURING PLANS

                  Corporate:

                     In December 2000 the Company approved and began implementing a corporate restructuring plan to significantly reduce corporate operating expenses. Pursuant to the plan, management has estimated and accrued restructuring cost totaling $486,584. This estimate includes an allowance for advances receivable from the Company's management company totaling $324,835 related to the termination of the service agreement (Note 16), employee severance payments of $131,749, and general office logistic expenses of $30,000. In addition, due to the reduction in corporate personnel an Impairment Review was performed on corporate assets totaling approximately $218,000 and the Company recognized a long-lived asset Impairment charge of $72,000 related to assets no longer in use. Such amounts are included in corporate on the accompanying statement of operations.

                  Discontinuation of Harmony's Subsidiary, The End:

                     In February 2001, the Company announced and began the process of discontinuing operations its Harmony subsidiary, The End, Inc. ("The End"). The End consists of The Beginning, Inc., The Moment, Inc., Serial Dreamer, Inc., Gigantic Entertainment, Inc., and Unscented, Inc. The Company is currently in the process of estimating the extent of restructuring costs associated with the discontinuation that will be accrued for in the first quarter of 2001. These costs primarily will consist of general office closing logistics, severance payments, contract buyouts, lease obligations, and non-refundable prepayments. Due to the continued losses an impairment review was performed and during 2000, the Company recognized a long-lived asset impairment charge of $895,500 related to The End. This charge includes $150,000 for goodwill, $614,000 for property and equipment and $131,500 for lease deposits. Based upon present value of future cash flows the fair value of assets were reduced to $0. Such amount is included as an impairment charge on the accompanying income statement.

NOTE 10:          SHORT-TERM DEBT

                  Curious Management:

                     Effective August 1, 1999, the Company purchased the Option Agreement for the sum of $3,000,000 including cash consideration of $1,500,000 and the issuance of a promissory note for an aggregate of $1,500,000 to the four members of Curious Management ($375,000 to each member) payable on May 31, 2000 at an interest rate equal to eight
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:          SHORT-TERM DEBT (CONTINUED)

                  Curious Management (Continued):

                     percent (8%) per annum (Note 4). The promissory note required the Company to pay interest quarterly through May 31, 2000, at which time the principal balance was paid in full.

                  Excalibur:

                     On July 31, 2000, webADTV entered into a software license agreement with Excalibur. As part of this agreement, webADTV agreed to pay Excalibur, without interest, $400,000 within 10 days of webADTV obtaining equity financing. In return, webADTV received a three-year, pre-paid license for, and the right to exclusively market to advertising agencies through iNTELESource, the Excalibur Screening Room(R) and RetrievalWare(R) product lines.

                  Cosmic Inventions:

                     On September 1, 2000, webADTV completed its acquisition of Cosmic Inventions based on a letter of intent dated June 13, 2000. Consideration for the acquisition included a $650,000 promissory note due on the earlier of (i) webADTV obtaining equity financing of an amount not less than $3,500,000; (ii) the sale of all or substantially all of the assets of webADTV; (iii) or April 30, 2001. This promissory note bears interest at a rate of 8% per annum and is secured by the acquired assets.

                  Post Production Services and Former Cosmic Shareholders:

                     At the time webADTV acquired Cosmic Inventions, short-term notes payable were due to Post Production Services, Inc. and two former shareholders in the amount of $8,069 and $29,662, respectively. webADTV assumed these notes that bear interest at a rate of 1% over prime (10.5% at December 31, 2000) and are due upon demand; provided, however, that demand of payment may not be made prior to the maturity of the above referenced $650,000 promissory note.

NOTE 11:          LINE OF CREDIT

                  In July 1998, Harmony entered into an asset based loan and security agreement due to a finance company, which was secured by virtually all its assets, guaranteed by iNTELEFILM, and provided for the following borrowings: a revolving line of credit with maximum availability of $4,500,000 or a specified percentage of acceptable accounts receivable with interest at a variable rate (10.0% at December 31, 1999). At December 31, 1999, $3,548,911 was outstanding on the line of credit. In April 2000, the line of credit was repaid in full pursuant to the lender's call.

                  In August 2000, the Company entered into a three year accounts-receivable-based loan and security agreement with General Electric Capital Corporation. This loan and security agreement has a maximum availability of $7.0 million for the combined group (excluding webADTV), is secured by substantially all assets of the Company and provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The line of credit bears interest at a variable rate (10.4% at December 31, 2000). The agreement provides financing for Curious Pictures, Chelsea and Harmony's subsidiary, The End, and all parties to the agreement cross-collateralize all borrowings. The agreement is subject to certain restrictive covenants that limit capital expenditures and require
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:          LINE OF CREDIT (CONTINUED)

                  minimum EBITDA and tangible net worth. The Company's outstanding balance at December 31, 2000 was $198,847 which left availability of $894,229 of additional funds under the line at that time. At December 31, 2000, the Company had not met certain restrictive covenants. Continued noncompliance with the financial covenants under the financial agreement is foreseeable. As a result of the noncompliance, the lender may discontinue the line. The Company is currently working with the lender to obtain a waiver of the December 31, 2000 violations. To date such waiver had not yet been granted.

NOTE 12:          LONG-TERM DEBT

                  Long-term debt consisted of the following at December 31:

                                                                                            2000           1999
                                                                                      ---------------  ------------
                 Covenant not-to-compete, non-interest bearing, payable in
                 quarterly installments of $37,500 through June  2006, less unamortized discount at 9.25% ($145,115 and $197,035,  at December
                 31, 2000 and 1999, respectively).                                           679,885        777,965


                 Note  payable  bearing  interest  at 9%,  paid in full in February
                 2000.                                                                            --         57,069

                 Various other installment notes payable.                                     45,581         36,784
                                                                                      --------------   ------------
                                                                                             725,466        871,818

                 Less current portion                                                        115,134        191,933
                                                                                      --------------   ------------

                 Long-term debt, less current portion                                 $      610,332   $    679,885
                                                                                      ==============   ============

                  In November 1996, the Company entered into an agreement with a finance company (the "Credit Agreement") under which three credit facilities (the "Facilities") were established. The Facilities included a $11,500,000 term note payable, a $1,000,000 line of credit, and a $4,000,000 acquisition facility which was not utilized. From July 1997 through October 1998, the Credit Agreement was amended and restated pursuant to additional term note payable advances received by the Company aggregating $15,000,000 in 1998. The provisions of the Credit Agreement remained substantially unchanged as a result of these amendments and restatements. In September and October 1998, the Company repaid $1,300,000 and $14,700,000 in connection with the 1090 and CRN radio station sales transactions (Note 3), respectively. In January 1999, the Facilities were repaid in full upon completion of the Unica radio station sale transaction (Note 3).

                  Future maturities of long-term debt are as follows:

                           Year ending December 31:
                                    2001                                          $     115,134
                                    2002                                                124,210
                                    2003                                                133,038
                                    2004                                                136,606
                                    2005                                                143,402
                                    Thereafter                                           73,076
                                                                                  -------------

                                                                                  $     725,466
                                                                                  =============


                  The Company believes that the carrying value of the debt approximates its fair market value at December 31, 2000 and 1999.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:          COMMITMENTS AND CONTINGENCIES

                  Operating Leases and Other Commitments:

                      The Company leases various office and production studio space. Future minimum lease and other commitment payments are as follows for the years ending December 31:

                                    2001                                          $   1,137,442
                                    2002                                              1,123,577
                                    2003                                                993,121
                                    2004                                                804,150
                                    2005                                                806,002
                                    Thereafter                                        1,828,667
                                                                                  -------------

                                                                                  $   6,692,959
                                                                                  =============

                      Total rent expense was $1,146,530 and $916,077 for the years ended December 31, 2000 and 1999, respectively.

                  Employment Contracts:

                      The Company has entered into various employment agreements with its officers and commercial directors, which obligate it to make minimum payments of approximately $10,722,714. The payments due are $4,286,779, $3,046,253, $2,400,237,
                      $540,546, $301,039 and $147,860 for the years ended
                      December 31, 2001, 2002, 2003, 2004, 2005 and thereafter,
                      respectively. Of these amounts $8,333,429 are for administrative personnel and $2,389,285 are for commercial television directors and salespeople. Certain of these agreements provide for additional compensation based on subsidiary revenues, defined subsidiary operating profits or other incentives. This additional compensation is payable whether or not the Company achieves an operating profit as a whole. Some of the television directors who are associated with the Company receive monthly draws against the directors' compensation for production of commercials. The monthly draws equal the minimum guaranteed compensation payable to such directors. Although the draws are recoupable by the Company out of compensation otherwise payable to such directors, such directors are not obligated to repay such draws, if their fees for commercials produced do not exceed the monthly draws that have been paid. Consequently, the Company is obligated to provide compensation to these directors whether or not they are directing commercials. Most of the Company's sales personnel receive monthly draws offset by their earned commissions.

                  Officers and Director Severance Plan:

                     In April 1999, a severance plan that covers two of the Company's executive officers and one of the Company's non-employee directors was adopted. As to the officers, the plan provides for severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). The applicable circumstances are (a) termination by the Company without cause (as defined) other than because of death, retirement or disability, (b) termination for good reason (as defined), or (c) termination without good reason if the date of termination is within 180 days after a change in control. Following any such termination, in addition to compensation and benefits already earned, such individual will be entitled to receive a lump sum severance payment equal to a multiple of such individual's annual gross base salary as then in effect, including amounts accrued but not paid. Based upon annual gross base salaries at
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13: COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Officers and Director Severance Plan (Continued):

                     December 31, 2000, lump sum severance payments aggregating $2,260,000 would be payable under the plan. However, effective January 26, 2001, one such executive resigned reducing the lump sum severance payments to an aggregate of $1,810,000. The plan also provides for the accelerated vesting of outstanding stock options and certain other benefits following a change in control.

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

                     Additionally, the Company has entered an agreement with its primary counsel for this litigation. Under the agreement the counsel has agreed to make twenty-five percent of their fees contingent upon the successful outcome of this lawsuit in exchange for seven and one half percent of any settlement or judgement in favor of the Company. At December 31, 2000 and 1999, the fees contingent under this agreement totaled approximately $800,000.

                     Except as described above and amounts already accrued in the financial statements of approximately $352,029 (Note
                     8), the Company is not a party to any material proceedings. From time to time the Company is a party to litigation that is incidental to its business, including administrative proceedings.

                  401(k) Savings/Profit-Sharing Plan:

                      The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions in 2000 or 1999.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:          REDEEMABLE CONVERTIBLE PREFERRED STOCK

                  The Company authorized 606,061 shares of $0.02 par value Series B redeemable convertible preferred stock ("the Series"). In June 1998, the Company issued 606,061 shares of the Series with a $3.30 per share stated value and warrants to purchase 100,000 shares of the Company's common stock. The Series was initially recorded on the Company's financial statements at $1,768,250 which represents the net proceeds received totaling $1,864,250 ($2,000,000 aggregate stated value less transaction costs totaling $135,750) discounted by $96,000 for the value of the warrants granted. The preferred stock carried the right of redemption or conversion into a variable number of shares of the Company's common stock upon expiration of the Company's right to redeem the series. Prior to an amendment to the related securities agreement, the Company had the right to redeem the Series for $4.04 per share until October 22, 1998. Subject to the amendment, the Company issued additional warrants to purchase 125,000 shares of the Company's common stock. The warrant issuance allowed the Company to extend its redemption right until January 1999. At that time, the preferred stock was redeemed at $4.04 per share, or $2,450,000, utilizing proceeds of the Unica radio station sale transaction (Note 3). During 1998, the Company recorded accretion of the preferred stock totaling $680,236.

NOTE 15:          SHAREHOLDERS' EQUITY

                  Common Stock:

                      The Company has authorized 50,000,000 shares of common stock at $.02 par value. The Company has voting shares of 6,322,325 and 6,099,577 issued and outstanding at December 31, 2000 and 1999, respectively, and nonvoting shares of 189,041 that are issued and outstanding at December 31, 2000 and 1999.

                  Repurchase of Common Stock:

                      In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the outstanding common stock at that time, over a period of 12 months. Repurchases have been and will be made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares are canceled and returned to the Company's authorized capital stock. As of December 31, 2000, the Company had repurchased an aggregate of 501,400 shares for an aggregate of $949,837 at prices ranging from $1.53 to $2.69 per share.

                  Incentive and Non-Qualified Stock Options Plans:

                      In August 1998, the Company amended the 1994 Stock Option Plan to allow the board of directors to amend the terms of options issued under the plan at its discretion subject to certain restrictions. Additionally, options issued under the 1991 and 1994 Stock Option Plans were revised to provide that the options would not automatically terminate as a result of a sale of substantially all the Company's assets. In October 1998 upon the closing of the CRN radio station transaction (Note 3), all options outstanding under the plans became fully vested to the holders.

                      In 1991, the Company established the 1991 Stock Option Plan to provide incentives to employees whereby 100,000 shares of the Company's common stock have been granted. The options are exercisable on the date of grant and are generally valued at the fair market value of the stock on the date of grant. The options expire on various dates through December 2005.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                      In March 1994, the board adopted the 1994 Stock Option Plan whereby 1,000,000 shares of the Company's common stock have been reserved. The options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options generally vest over a five-year period and expire through December 2005.

                      In May 1994, the board adopted the 1994 Director Stock Option Plan whereby 125,000 shares of the Company's common stock have been reserved. The plan provided for automatic grants of non-qualified options to purchase 3,750 shares to outside directors upon first becoming a director and an additional 3,750 shares upon each anniversary of the original grant. In April 1999, the Plan was amended to reserve 500,000 shares of the Company's common stock. At that time 45,000 options, vesting incrementally through December 2000, were granted to each of the three outside directors. On December 31, 2000 45,000 shares were granted to each of the four outside directors, vesting equally over three years. The options are generally valued at the fair market value of the stock on the date of grant and expire ten years thereafter.

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

                      In June 2000, Company adopted the 2000 Stock Option Plan whereby 500,000 shares of the company's common stock have been reserved. Each year, an incremental number of options may be awarded under the plan. These options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options generally vest over a five-year period.

                      A summary of the status of the Company's stock option plans as of December 31, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                                                       2000                              1999
                                                        ---------------------------------  --------------------------------
                                                                         Weighted-Average                  Weighted-Average
                               Fixed Options                Shares        Exercise Price      Shares       Exercise Price
                    ---------------------------------   ------------     ----------------  ------------    ----------------
                    Outstanding at beginning of            1,601,677        $  2.61             984,276       $  3.19
                      year
                    Granted                                  815,729           1.97           1,003,749          2.08
                    Exercised                               (120,753)          2.80            (205,316)         2.33
                    Forfeited                               (172,981)          2.89            (181,032)         3.17
                                                        ------------                       ------------
                    Outstanding at end of year             2,123,672        $  2.32           1,601,677       $  2.61
                                                        ============                       ============

                    Options exercisable at year end       1,157,138         $  2.57            930,555        $  2.95

                    Weighted-average fair value of
                      options granted during the
                      year                                                  $  1.55                           $  1.42

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                      The following table summarizes information about stock options outstanding at December 31, 2000:

                                                      Options Outstanding                        Options Exercisable
                                      ---------------------------------------------------   -----------------------------
                                                          Weighted
                       Range of          Number            Average          Weighted-          Number       Weighted-
                       Exercise       Outstanding         Remaining          Average        Exercisable      Average
                        Prices        At 12/31/00     Contractual Life    Exercise Price    at 12/31/00   Exercise Price
                   ---------------    ------------    ------------------ ----------------   -----------  ----------------
                    $0.56 to 1.99         841,429         6.3 years          $ 1.36             386,429      $ 1.64
                    $2.00 to 2.99         497,299         3.8 years            2.26             120,833        2.09
                    $3.00 to 3.99         734,944         2.2 years            3.28              25,766        2.61
                    $4.00 to 4.99          50,000         4.1 years            4.81             624,110        3.24
                                       ----------                                           -----------
                                        2,123,672         4.2 years          $ 2.32           1,157,138      $ 2.57
                                       ==========                                           ===========


                     Included in the table above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance-based options is presented below:

                                                                      2000                              1999
                                                        --------------------------------  --------------------------------
                                                                        Weighted-Average                  Weighted-Average
                         Performance Options              Shares         Exercise Price      Shares        Exercise Price
                   -----------------------------        -----------     ----------------  -----------     ----------------
                   Outstanding at beginning of
                     year                                    96,621        $  2.56            66,835         $  3.19
                   Granted                                  140,000           1.77            61,500            2.20
                   Exercised                                 (7,689)          3.19                --              --
                   Forfeited                                (36,448)          2.84           (31,714)           3.19
                                                        -----------                        ---------
                   Outstanding at end of year               192,484        $  1.91            96,621         $  2.56
                                                        ===========                        =========

                   Options exercisable at year end           10,984        $  3.19            35,121         $  3.19
                   Weighted-average fair value of
                     options granted during the
                     year                                                  $  1.55                           $  1.59


                     As of December 31, 2000 the performance options outstanding under the Plans have exercise prices ranging from $1.47 to $3.19 and a weighted-average remaining contractual life of
                     6.25 years.

                     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans and employment contract warrants had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: no dividend yield for each year; weighted average estimated option life 5.0; expected volatility of 90.0 and 82.6 percent; and risk-free interest rates of 6.0 and 5.3 percent.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15: SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                      Under the accounting provisions of FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                       2000                1999
                                                                                 --------------      ---------------
                      Net income (loss):
                           As reported                                           $  (10,944,491)     $     7,339,577
                           Pro forma                                                (11,865,691)           6,400,308
                      Basic and diluted net income per share:
                           As reported                                                    (1.70)                1.16
                           Pro forma                                                      (1.84)                1.01


                  Employee Stock Purchase Plan:

                      In May 1996, the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 2000 and 1999. In 1999, they amended this plan to update for various regulation compliance. The underlying plan terms have not changed.

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

                  Finance Company Credit Agreement:

                      In connection with the original completion and subsequent amendments of the Credit Agreement (Note 12), the Company granted the finance company warrants to purchase an aggregate of 600,000 shares of the Company's common stock at exercise prices ranging from $3.68 to $3.76. The warrants became immediately exercisable and expire through May 2003. The warrants also are convertible into a variable number of shares of common stock, which, upon conversion, allows the finance company to receive a benefit of an amount equal to the amount obtainable if the options were exercised without payment of the related exercise price.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15: SHAREHOLDERS' EQUITY (CONTINUED)

                  Redeemable Convertible Preferred Stock:

                      In connection with the issuance and subsequent amendment of the Redeemable Convertible Preferred Stock (Note 14), the Company granted the investors warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $2.68 to $3.77. The warrants became immediately exercisable and expire through January 2004. In February 2000, one investor purchased 39,495 shares through a cashless exercise of an option to purchase 112,500 of such shares. As of December 31, 2000, warrants to purchase 112,500 shares were remaining.

                      The following table summarizes the warrants to purchase shares of the Company's common stock:

                                                                                                           Exercise
                                                                         Warrants                            Price
                                                                       Outstanding      Exercisable       Per Share
                                                                      --------------   -------------    --------------
                    Balance at December 31, 1998                           2,213,041       2,199,040    $2.40 - $13.80
                    Granted:
                                                                             300,000              --    $1.92
                      Employment agreement
                    Canceled:
                      Bridge loans and others                               (537,000)       (522,999)   $4.00 - $13.80
                                                                      --------------   -------------    --------------

                    Balance at December 31, 1999                           1,976,041       1,676,041    $1.92 - $13.00
                    Granted:
                      Commercial director agreements                          50,000              --    $1.50 - $ 2.17
                      Investor relations services                             30,000          15,000    $1.88
                    Exercised:
                      Preferred stock                                       (112,500)       (112,500)   $2.68 - $ 3.77
                    Canceled:
                      Preferred stock & financing                           (479,167)       (479,167)   $8.00 - $13.00
                                                                      --------------  --------------   ---------------

                    Balance at December 31, 2000                           1,464,374       1,099,374    $1.50 - $11.00
                                                                      ==============   =============    ==============

                     Included in the table above are warrants issued in connection with the finance company Credit Agreement, bridge loans and other short-term notes payable. The value of these warrants is charged to interest expense over the term of the related debt agreement and during the year ended December 31, 1999, the Company incurred interest expense aggregating $302,747. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate.

                  Harmony Stock Options:

                     As of December 31, 2000, 832,500 Harmony stock options at a weighted average exercise price of $1.40 per share were outstanding. If all these options were exercised, the Company's ownership in Harmony would be diluted to 50%.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15: SHAREHOLDERS' EQUITY (CONTINUED)

                  webADTV Stock Options:

                     Stock options are granted at fair value on the date of grant based on a valuation. As of December 31, 2000, 1,667,000 webADTV stock options at a weighted average exercise price of $0.61 per share were outstanding and 115,000 warrants at a weighted average exercise price of $0.05 per share were outstanding. If all these options and warrants were exercised, the Company's ownership in webADTV would be diluted to 79%.

                  webADTV Stock Issuance:

                     During 2000, webADTV issued 660,000 shares of common stock at $.10 per share in connection with the acquisition of Cosmic (Note 4), and had exercised stock options for cash totaling 23,700 shares at $.10. The Company ownership decreased from 100% to 97% after the above transactions. The Company has recorded a consolidated gain of $68,370 representing the excess of the consideration received for the webADTV common stock over the shareholders basis in the net assets of webADTV.

NOTE 16:          RELATED PARTY TRANSACTIONS

                  Management Agreement:

                     The Company has management services contracts with the Management Company that expire in December 2000 and are renewable annually thereafter. These contracts require that the Company pay the Management Company a monthly fee for services received. The management fees totaled $2,080,000 and $1,549,372 in 2000 and 1999, respectively. At December 31, 2000, all fees due and payable to the Management Company have been paid.

                     The Management Company also provides services to another privately held affiliate related to the Company through common control. The management fee is based on estimated usage of the Management Company's services by each company. Management reviews the allocation periodically and believes that the allocation method is reasonable. As of December 31, 2000 the Company's fee aggregated $160,000 per month.

                     The service contracts with the Management Company will terminate effective March 31, 2001. Additionally, pursuant to the corporate restructuring plan (Note 9), the Company plans to relocate to smaller, less costly corporate office space than that currently occupied under the service contract. Under the management service contract termination agreement, the Company will assume remaining occupancy expenses associated with the office facilities leased by the Management Company, concurrent with the Management Company receiving relief from its existing obligation to occupy the premises until October 2006. At the time the Management Company entered into the lease, iNTELEFILM advanced funds to the Management Company for the primary purpose of completing leasehold improvements for the corporate office and the historical management fee calculations anticipated the Management Company's recovery of the leasehold improvements incurred through 2006 (the term of the lease). Accordingly, as consideration for the immediate cancellation of the service contracts, the Company has released the
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16: RELATED PARTY TRANSACTIONS (CONTINUED)

                  Termination of Management Agreement (Continued):

                     Management Company of its obligation to repay advances aggregating $324,835 related to these leasehold improvements and has established an allowance for these advances at December 31, 2000 with a corresponding charge to the corporate expense.

                  Accounts Receivable/Payable - Affiliates:

                     At December 31, 2000 and 1999, accounts receivable aggregating $82,448 and $373,239, respectively, and accounts payable aggregating $30,000 and $175,000 were outstanding from several affiliates related to Company through common control. These accounts result primarily from the allocation of shared expenses.

                  Stock Subscriptions Receivable - Officers:

                     The Company's board of directors has, from time to time, approved the non-cash exercise of options for employees, officers and directors. At December 31, 2000 and 1999 stock subscriptions receivable including interest of $387,727 and $327,500, respectively, remained outstanding from officers of the Company as a result of such exercises. webADTV has adopted a similar policy. At December 31, 2000, webADTV had stock subscriptions receivable (including interest) of $58,301 due from officers and employees. Subsequent to December 31, 2000, an aggregate of $17,273 of stock subscriptions receivable and related interest due from two officers no longer with the Company was forgiven.

                  Interest Expense - Related Parties:

                     At December 31, 2000 and 1999, interest expense paid to Curious Management related to the note payable resulting from the purchase of 51% of Curious Pictures (Note 4) was $49,973 and $51,945, respectively.

                  Note Receivable - Director:

                     In April 1999, the Company advanced a director $12,000 as evidenced by a promissory note signed by said director. The note bears an interest rate of 8% per annum and is due in full on or before April 13, 2001. As of December 31, 2000, $12,000 of principal remained due to the Company, as well as approximately $1,652 of related interest.

                  Payment to Officer:

                     In connection with the sale of radio station KYCR(AM) to Salem in October 1998 (Note 3), Salem entered into a ten-year lease agreement with the chief executive officer of the Company. Under the Salem tower lease, Salem pays a lower monthly rental rate then what the Company's chief executive officer had received under the tower lease agreement with the Company. The Company's Related Party Transaction Committee ratified and approved payment to its president of the $294,000 difference between the monthly rental he would have received from the Company, had the Company renewed such lease through October 2008, and the monthly rental paid by Salem from November 1998 through October 2008.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16: RELATED PARTY TRANSACTIONS (CONTINUED)

                  Payment to Officer (Continued):

                     In addition, after the first year of its lease, Salem has the ability to terminate its lease with one year's notice. In the event the lease is terminated by Salem and the Company's president is unable to lease the tower site to another party, the Company has agreed to pay its president $4,500 per month, the full amount he would have otherwise received from Salem, through October 2008.

NOTE 17: INCOME TAXES

                  At December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $9,040,000, which expire from 2010 through 2021. Additionally, the federal net operating loss carryforwards for subsidiaries not consolidated for tax purposes are as follows:


                                  Carryforward             Curious
                                    Expires                 Pictures                Harmony
                              -------------------       ---------------          -------------
                              2005                      $            --          $     251,260
                              2006                                   --              1,721,893
                              2007                                   --                  6,430
                              2008                                   --              2,709,559
                              2009                                   --                348,090
                              2011                                   --              1,366,208
                              2013                                   --              3,108,872
                              2019                                   --              2,428,813
                              2020                            1,194,139                862,518
                              2021 (approximate)                     --              1,401,000
                                                        ---------------          -------------

                                                        $     1,194,139          $  14,204,643
                                                        ===============          =============


                  The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods. Additionally, federal net operating losses of Harmony of approximately $7,400,000 are limited to usage of $792,000 per year, due to ownership changes as defined under Section 382 of the Standard Revenue Code of 1986.

                  The income tax provisions (benefits) for the years ended December 31 are as follows:

                                                                          2000                  1999
                                                                    ---------------      -----------------
                      Current:
                           Federal                                  $            --      $       (615,000)
                           State                                             79,988               (85,000)
                                                                    ---------------      ----------------

                                                                    $        79,988      $       (700,000)
                                                                    ===============      ================

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17: INCOME TAXES (CONTINUED)

                  A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of income
                  (loss) before taxes on income is as follows:

                                                                                       2000                1999
                                                                                     --------            --------
                  Statutory rate (benefit)                                             (34.0)%             (34.0)%
                  Permanent differences                                                  5.2                 3.8
                  Loss carryforward with no current benefit                             28.8                21.6
                  State taxes (benefit)                                                  0.7               ( 0.4)
                                                                                     -------             -------

                  Effective tax rate (benefit)                                           0.7%              ( 9.0)%
                                                                                     =======             =======

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                                      2000                1999
                                                                                ---------------     ----------------
                  Deferred tax assets:
                    Net operating loss carryforwards                            $     3,616,000     $      1,111,000
                    Net operating loss carryforward of
                      subsidiaries not consolidated for
                      tax purposes                                                    6,313,000            6,288,000
                    Other items not yet deductible for tax
                      purposes                                                          430,000              220,000
                                                                                ---------------     ----------------

                  Total long-term deferred tax asset                                 10,359,000            7,619,000

                  Deferred tax liability:
                    Other items currently deductible for tax purposes                   179,000              190,000

                  Total net long-term deferred tax asset                             10,180,000            7,429,000

                  Valuation allowance for net deferred tax assets                   (10,180,000)          (7,429,000)
                                                                                ---------------     ----------------

                  Net deferred tax assets                                       $            --     $             --
                                                                                ===============     ================

                      As the Company has posted consistent operating losses since inception exclusive of the radio station sale transactions, realization of the tax benefit related to the net deferred tax asset is uncertain. Accordingly, a valuation allowance has been recorded for the full value of the net deferred tax asset. The net change in the deferred tax valuation allowance was an increase of $2,751,000 in 2000 and a decrease of $3,096,000 in 1999.

NOTE 18: SUBSEQUENT EVENTS

                  Exchange Offer:

                     Prior to December 31, 2000, the Company commenced an exchange offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. This exchange offer was completed as of March 2, 2001. We exchanged 192,463 shares of our common
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18: SUBSEQUENT EVENTS (CONTINUED)

                  Exchange Offer (Continued):

                      stock for 2,647,388 shares of Harmony's common stock, thereby owning 90.4% of Harmony. Based on our stock price of $1.00 per share and Harmony's stock price of $0.07 per share on March 2, 2001 and approximately $200,000 in transaction costs, we will recognize approximately $392,463 of goodwill.

                  Conversion of webADTV Debt:

                      Throughout 2000 and during January 2001, the Company funded the operations of webADTV. Effective January 31, 2001, the Company's board of directors agreed to convert the amount due from webADTV to contributed capital. At January 31, 2001, webADTV's debt will be reduced and the Company's investment in webADTV will be increased by approximately $2,600,000. At December 31, 2000 the balance due from webADTV of $2,469,766 was eliminated in the Company's consolidated financial statements.

                  Equity Funding for webADTV:

                      In February and March 2001, webADTV raised $590,000 through the issuance of 5,900,000 shares of webADTV common stock and warrants to purchase 5,900,000 shares of webADTV common stock at $0.10 per share. As of March 15, 2001, approximately 68% of the outstanding shares of common stock of webADTV were held by the Company and approximately 32% of the outstanding shares of webADTV common stock had been issued directly to third parties, employees and consultants pursuant to stock option plans, equity financing, and purchase agreements. webADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of March 15, 2001, 2,881,000 of the 4,550,500 options granted under the plans have been exercised. If all options and warrants were exercised, the Company's ownership in webADTV would be diluted to approximately 54%.

                  Oklahoma Sports Properties:

                      In 2000, the Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg ("the Defendants") seeking recovery of five promissory notes, aggregating $495,000, plus interest and attorney costs aggregating approximately $670,000. The United States District Court for the District of Minnesota granted summary judgment for the Company. Upon appeal by the Defendants, in February 2001, the United States Court of Appeals for the Eight Circuit affirmed the lower courts decision holding the Defendants liable for the notes. These promissory notes have previously been written off as uncollectible.

NOTE 19: BUSINESS SEGMENTS

                      The Company classifies its operations into two major business segments: television commercial production and webADTV. The television and commercial production segment consists of the Company's production companies: Curious Pictures, Chelsea, and The End and its subsidiaries through Harmony. The webADTV segment is comprised of Cosmic Inventions, INTELESource and other online digital tools designed to web-enable all aspects of the advertising campaign process. The Company evaluates performance of
                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19: BUSINESS SEGMENTS (CONTINUED)

                  its segments based on several measurements. The primary financial measure used by the Company is production service income, which is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, depreciation and amortization. Production service income measures the contribution margin generated by each of its segments. The accounting policies of the segments are the same as those described in Note 1.

                                                        Television
                                                         Commercial                                             Total
                                                         Production         webADTV         Corporate         iNTELEFILM
                                                       --------------    -------------    -------------     ---------------
                  Revenues from external sources       $   66,954,378    $      43,181    $          --     $    66,997,559
                  Inter-segment revenues                           --          191,715               --             191,715
                  Production service income (loss)           (432,755)      (2,408,570)         700,000          (2,141,325)
                  Stock option compensation                   339,806               --           60,000             399,806
                  Depreciation and amortization               828,292          330,787        1,444,882           2,603,961
                  Restructuring costs and
                    impairment of assets                      895,500               --          558,584           1,454,084
                  Income (loss) from operations            (2,496,353)      (2,739,357)      (5,597,808)        (10,833,518)

                  Additions to long-lived assets              893,499        2,597,863          832,099           4,323,261
                  Total assets                         $   12,586,307    $   2,221,376    $   9,890,227     $    24,697,910

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information with respect to our directors, executive officers and key employees as of March 1, 2001. Each director serves for a one-year term expiring in 2001 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no family relationships between any director or executive officer.

                                   MANAGEMENT

                    NAME                           AGE                              POSITION
                    ----                           ---                              --------
Christopher T. Dahl                                57       Chairman of the Board, President and Chief Executive
                                                            Officer
Richard A. Wiethorn                                34       Chief Financial Officer
Richard W. Perkins                                 70       Director
Michael R. Wigley                                  47       Director
William E. Cameron                                 56       Director
William H. Spell                                   49       Director
Judite P. Fluger                                   40       General Counsel/Secretary*

         Christopher T. Dahl has been President, Chief Executive Officer and Chairman of iNTELEFILM since its inception in February 1990. Mr. Dahl also serves as Chairman of the Board, President and Chief Executive Officer of Harmony Holdings, Inc., a company which produces television commercials, music videos and related media, of which iNTELEFILM is the largest shareholder. Mr. Dahl is member of the Board of webADTV, a subsidiary of iNTELEFILM. Mr. Dahl also owns CTD Properties, a company that owns and operates real estate in the upper midwest. Mr. Dahl is a board member of the Association for Publicly Traded Companies and serves on the Advisory Board for the College of Liberal Arts of the University of Minnesota. Messrs. Dahl and Perkins co-own and control Media Management, LLC ("MMLLC"). Employees of MMLLC provide certain administrative, legal and accounting services to iNTELEFILM and Harmony. From 1985 to 1999, Mr. Dahl served as Chairman and Chief Executive of Community Airwaves Corporation ("CAC"), a company which formerly owned and operated radio stations. Prior to founding CAC, Mr. Dahl managed his private investments. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969.




*Denotes key employee

         Richard A. Wiethorn has been iNTELEFILM's Chief Financial Officer since December 2000 and has served as iNTELEFILM's Vice President of Finance since December 1999. Mr. Wiethorn also serves as Chief Financial Officer of Harmony. Prior to joining iNTELEFILM, Mr. Wiethorn was a practicing certified public accountant for the previous nine years with the firm Silverman Olson Thorvilson and Kaufman Ltd., which is affiliated with the national accounting firm BDO Seidman, LLP. During his tenure as a certified public accountant, Mr. Wiethorn advanced to the level of manager with primary customer contact responsibilities in the areas of SEC financial reporting, management advisory services and corporate taxation and held a position within the firm's strategic planning team.

         Richard W. Perkins has been a director of iNTELEFILM since its inception in February 1990. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management ("PCM"), a registered investment advisor. Mr. Perkins is also a director of the following publicly held companies: Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; PW Eagle, Inc., a manufacturer of plastic pipe; Harmony; LifeCore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Quantech LTD., a developer of immunological tests; and Vital Images, Inc., a medical visualization software company. Messrs. Perkins and Dahl co-own and control Media Management, LLC ("MMLLC"). Employees of MMLLC provide certain administrative, legal and accounting services to iNTELEFILM and Harmony.

         Michael R. Wigley was elected to iNTELEFILM's Board of Directors in February 1998. Mr. Wigley is President and Chief Executive Officer of Great Plains Companies, Inc. ("Great Plains"), a holding company based in Plymouth, Minnesota. He has served as its President since 1989. Mr. Wigley is Chairman and Chief Executive Officer of four subsidiaries of Great Plains, as well as Chairman and Chief Executive Officer of Great Plains Properties, Inc. and TerraDek Lighting, Inc., two independent privately-held companies. Mr. Wigley is also a director of Choicetel Communications, Inc., an Internet kiosk provider. He co-founded the Minnesota branch of McKinsey & Company, where he managed various teams of consultants from 1986 to 1989. In February 2000, Mr. Wigley was named Chief Executive Officer of webADTV. Mr. Wigley holds an M.B.A. from Harvard University and an M.S. in Civil Engineering from Stanford University.

         William E. Cameron has been a director of iNTELEFILM since April 1998. Formerly a Vice President with J. Walter Thompson, Omnicom and the NBC Television Network, Mr. Cameron brings over 30 years experience to iNTELEFILM in the fields of advertising and broadcast television. Since 1993, Mr. Cameron has been the head of International Business Development for Universal Health Communications, London, England, the largest medical-health-wellness video library in the world. A broadcast journalism graduate of Drake University, Mr. Cameron also serves as a director of Harmony.

         William H. Spell has been a director of iNTELEFILM since September 30, 2000. Mr. Spell also serves as the Chief Executive Officer of PW Eagle, Inc., a leading extruder of PVC pipe, polyethylene pipe and tubing products. In addition, Mr. Spell is President of Spell Capital Partners, L.L.C., a private equity firm that focuses on leveraged acquisitions of established businesses in the upper midwest. Mr. Spell has been involved in private equity investing since 1988. From 1981 through 1988, Mr. Spell was Vice President and Director of Corporate Finance at a regional investment banking firm located in Minneapolis, Minnesota. Mr. Spell has a B.S. and an M.B.A. degree from the University of Minnesota.

         Judite P. Fluger has been General Counsel and Secretary of iNTELEFILM since February 2001 after first joining us in March 2000. Prior to joining iNTELEFILM, Ms. Fluger was in private practice as an employment litigator. Ms. Fluger obtained her J.D. in 1997 and a Masters in Taxation in 2000. From 1999 to 2000, Ms. Fluger was a law clerk for the Minnesota Tax Court. From 1984 to 1994 she was

Director of Human Resources and Administrative services for Chrysalis. She currently serves on the board of directors of Family Tree Clinic.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2000, all applicable Section 16(a) filing requirements were satisfied except that four reports on Form 5 setting forth the December 31, 2000, automatic non-employee director stock option grants for the purchase of 45,000 shares of our common stock to each of the following directors: William Cameron, Richard Perkins, Michael Wigley and William Spell, were not filed on a timely basis. Also, one report on Form 3 setting forth the appointment of Richard A. Wiethorn as Chief Financial Officer was not filed on a timely basis.

ITEM 10 EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid to or accrued by each of our executive officers receiving in excess of $100,000 (the "Named Executive Officers") for services rendered to us and our subsidiaries during the fiscal years ended December 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                              Annual                             Compensation
                                                           Compensation                             Awards
           Name and                               --------------------------------           Securities Underlying
      Principal Position          Year            Salary ($)             Bonus ($)              Options (#)(3)
------------------------------   -----            ----------             ---------           ---------------------
Christopher T. Dahl (2)
  President, Chief Executive
  Officer and Chairman            2000              350,000                    --             1,000,000 (WEB)(4)
                                  1999              291,000               250,000              250,000 (FILM)(5)
                                  1998              291,000               500,000              330,396 (FILM)(6)
                                                                                               375,000 (HAHO)(7)

James G. Gilbertson (1) (8)
  Former Chief Operating
  Officer and Co-President        2000              232,291                    --               750,000 (WEB)(4)
                                  1999              175,000               183,334              100,000 (FILM)(9)
                                  1998              137,439               366,667              146,428 (FILM)(10)
                                                                                                75,000 (HAHO)(7)

Steven C. Smith (1) (11)
   ormer Chief Financial
  FOfficer                        2000              214,218                    --               200,000 (WEB)(12)
                                  1999              177,917                 5,000               30,000 (FILM)(13)
                                  1998               43,750                  -                  50,000 (FILM)(14)

Patrick Knisley (15)
  Co-President                    2000              173,333                 5,000               75,000 (FILM)(16)
                                                                                                 60,000 (WEB)(17)
                                  1999                   --                    --                             --
                                  1998                   --                    --                             --

Michael N. Delgado (18)
  Former Executive VP of
  Business Development            2000              157,292                    --               750,000 (WEB)(4)
                                  1999              115,625                 8,333              110,000 (FILM)(19)
                                  1998               87,622                 6,667                             --

---------------

(1)      Includes compensation paid by MMLLC and Harmony for services rendered.

(2) As part of our restructuring plan, Mr. Dahl's 2001 compensation has been reduced to $300,000

(3) Options granted by iNTELEFILM are designated in the table as "FILM". Options granted to purchase shares of common stock of our majority owned subsidiaries are designated as follows: webADTV as "WEB" and Harmony as "HAHO".

(4) Option grants at $0.02 per share pursuant to webADTV's 2000 Non-Qualified Plan.

(5) Option grants at $1.63 per share pursuant to iNTELEFILM's 1994 Stock Option Plan.

(6) Option grants at $3.19 per share pursuant to iNTELEFILM's 1994 Stock Option Plan. As part of iNTELEFILM's repricing plan, Mr. Dahl forfeited options to purchase 278,750 shares at a weighted average price per share of $5.56 each in return for a grant of options to purchase

         180,396 shares at $3.19 each. By reducing the number of shares granted as part of this repricing, it was iNTELEFILM's intent to make an even value exchange.

(7) Option grants at $1.38 per share pursuant to Harmony's 1991 Non-Qualified Plan.

(8) Mr. Gilbertson resigned from his positions as Co-President and Chief Operating Officer of iNTELEFILM, Chief Operating Officer of Harmony and Chief Executive Officer of webADTV in January 2001.

(9) Option grants at $1.63 per share pursuant to iNTELEFILM's 1994 Stock Option Plan.

(10) Option grants at $3.19 per share pursuant to iNTELEFILM's 1994 Stock Option Plan. As part of iNTELEFILM's repricing plan, Mr. Gilbertson forfeited options to purchase 187,500 shares at a weighted average price per share of $5.53 each in return for a grant of options to purchase 121,428 shares at $3.19 each. By reducing the number of shares granted as part of this repricing, it was iNTELEFILM's intent to make an even value exchange.

(11) Mr. Smith resigned from his positions as Chief Financial Officer of iNTELEFILM and Harmony in December 2000.

(12) Options to purchase 75,000 shares granted at $0.02 per share pursuant to webADTV's Non-Qualified Plan and options to purchase 125,000 shares granted at $0.10 per share pursuant to webADTV's Incentive Stock Option Plan.

(13)     Non-qualified grant of options by iNTELEFILM at $2.03 per share.

(14)     Non-qualified grant of options by iNTELEFILM at $3.00 per share.

(15) iNTELEFILM has notified Mr. Knisley that his contract with iNTELEFILM will not be renewed and will expire on April 23, 2001.

(16) Option grants at $2.61 per share pursuant to iNTELEFILM's 2000 Stock Option Plan.

(17) Option grants at $0.02 per share pursuant to webADTV's 2000 Incentive Stock Option Plan.

(18) Mr. Delgado resigned from his position as Executive Vice President of Business Development of iNTELEFILM in February 2000.

(19) Non-qualified grant of options to purchase 50,000 shares at $3.93 per share, non-qualified grant of options to purchase 24,190 shares at $1.69 per share, option grant for 12,184 shares at $1.69 per share pursuant to iNTELFILM's 1994 Stock Option Plan, and option grant for 23,626 shares at $3.19 per share pursuant to iNTELEFILM's 1991 Stock Option Plan.

         The following table sets forth the number of securities underlying options granted in 2000, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, and the expiration date of the options granted to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                       Number of         Percent of Total
                                       Securities       Options Granted to         Exercise
                                   Underlying Options      Employees in              Price            Expiration
           Name                      Granted (#)(1)        Fiscal Year             ($/Share)             Date
----------------------------       ------------------   ------------------         ---------          ----------
Christopher T. Dahl                  1,000,000 (WEB)          22.0%                   0.02             02/04/05
James G. Gilbertson                    750,000 (WEB)          16.5%                   0.02             02/04/05
Steven C. Smith                         75,000 (WEB)           1.6%                   0.02             02/04/05
                                       125,000 (WEB)           2.7%                   0.10             07/28/05
Patrick Knisley                        75,000 (FILM)          11.1%                   2.61             04/24/05
                                        60,000 (WEB)           1.3%                   0.02             04/24/05
Michael N. Delgado                     750,000 (WEB)          16.5%                   0.02             02/04/05

---------------

(1) Options granted by iNTELEFILM are designated in the table as "FILM". Options granted to purchase shares of our majority owned subsidiary, webADTV, are designated as "WEB".

         The following table sets forth certain information regarding options to purchase common stock exercised by the Named Executive Officers during 2000 and the number and value of unexercised options held by the Named Executive Officers at December 31, 2000. No stock appreciation rights were exercised by the Named Executive Officers in 2000 or were outstanding at the end of that year.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES (1)


                                                                Number of Securities
                                                               Underlying Unexercised     Value of Unexercised in-
                              Shares            Value               Options at              the-Money Options at
                            Acquired on       Realized         Fiscal Year Ended (#)      Fiscal Year Ended (2) ($)
Name                        Exercise (#)         ($)         Exercisable/Unexercisable    Exercisable/Unexercisable
----------------------  ------------------  --------------   --------------------------   --------------------------
Christopher T. Dahl                     --              --     418,234 / --(FILM)               -- / --(FILM)
                           1,000,000 (WEB)              --          -- / --(WEB)                -- / --(WEB)
                                        --              --     175,000 / 200,000 (HAHO)         -- / --(HAHO)
James G. Gilbertson          29,900 (FILM)   33,505 (FILM)     201,576 / --(FILM)               -- / --(FILM)
                             750,000 (WEB)              --          -- / --(WEB)                -- / --(WEB)
                                        --              --      25,000 / 50,000 (HAHO)          -- / --(HAHO)
Steven C. Smith                         --              --      70,000 / 10,000 (FILM)          -- / --(FILM)
                              75,000 (WEB)                      41,667 / 83,333 (WEB)           -- / --(WEB)
Patrick Knisley                         --              --      25,000 / 50,000 (FILM)          -- / --(FILM)
                                        --              --      20,000 /40,000 (WEB)            -- / --(WEB)
Michael N. Delgado                      --              --      91,756 / 38,750 (FILM)          -- / --(FILM)
                             750,000 (WEB)              --          -- / --(WEB)                -- / --(WEB)

--------------

(1) Shares acquired and options granted by iNTELEFILM are designated in the table as "FILM". Shares acquired and options granted to purchase shares of our majority owned subsidiaries are designated as follows: webADTV as "WEB" and Harmony as "HAHO".

(2) Market value of underlying securities at fiscal year-end minus the exercise price.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         In April 1999, after working with an outside consulting firm, the Board of Directors adopted a severance plan which originally covered two of our executive officers, Christopher T. Dahl and James G. Gilbertson, and one of our non-employee directors, Richard W. Perkins. In January 2001, Mr. Gilbertson resigned his employment with iNTELEFILM, Harmony and webADTV. As a result, there are no remaining obligations under the severance plan that pertain to Mr. Gilbertson. Under the terms of the plan as outlined below, Mr. Gilbertson had been entitled to a lump sum severance payment equal to two times his then annual gross base salary. (2000 annual gross base salary was $232,291.) As to the remaining officer and non-employee director, the plan provides for severance benefits in the event of termination of employment under certain circumstances following a change in control of iNTELEFILM (as defined in the plan). The applicable circumstances are (a) termination by us without cause (as defined in the plan) other than because of death, retirement or disability, (b) termination for good reason (as defined in the plan), or (c) termination without good reason if the date of termination is within 180 days after a change in control. Following any such termination, in addition to compensation and benefits already earned, such individual will be entitled to receive a lump sum severance payment equal to a multiple of such individual's annual gross base salary from MMLLC, Harmony and iNTELEFILM as then in effect, including amounts accrued but not paid. The applicable multiples for Messrs. Dahl and Perkins are five. Based upon 2000 annual gross base salaries, Mr. Dahl would be eligible to receive a lump sum severance payment of $1,750,000. Mr. Perkins, would be entitled to receive a lump sum severance payment of $250,000. Mr. Perkins is participating in the plan in consideration of his status as one of our founding directors and his ongoing consulting with management, for which he has not received separate compensation. The plan also provides for the accelerated vesting of outstanding stock options and certain other benefits following a change in control. The plan is in effect from April 1, 1999 through March 31, 2002. Thereafter, the plan automatically renews annually unless we give notice that we do not wish to extend it. In addition, the plan will continue in effect for three years after a change in control.

DIRECTOR COMPENSATION

         In May 1994, we adopted the 1994 Director Stock Option Plan for the purpose of compensating our outside directors. In April 1999, 45,000 options, vesting incrementally through December 2000, were granted to each of the three then outside directors. On December 31, 2000, 45,000 shares were granted to each of the four outside directors, vesting equally over three years. The options are generally valued at the fair market value of the stock on the date of grant and expire ten years thereafter. Additionally, effective January 1, 2000, each of our outside directors began receiving $1,000 per month as a fee for their services as directors.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2001, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer, and (d) all current executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock. The business address of Messrs. Dahl, Wigley, Knisley, Cameron and Wiethorn is 5501 Excelsior Boulevard, Minneapolis, Minnesota 55416.

                                                          SHARES               PERCENT
NAME AND ADDRESS                                       BENEFICIALLY               OF
OF BENEFICIAL OWNER                                      OWNED (1)               CLASS
------------------------------------------------     ----------------        -----------
Christopher T. Dahl                                      1,111,220(2)              16.0%

William Bednarczyk                                         618,500                  9.5%
     6908 Gleason Road
     Edina, Minnesota 58439

Foothill Capital Corporation                               600,000(3)               8.4%
     11111 Santa Monica Boulevard
     Los Angeles, California 90025

Perkins Capital Management, Inc.                           561,146(4)               8.6%
     730 East Lake Street
     Wayzata, Minnesota 55391

Richard W. Perkins                                         389,552(5)               5.9%
     730 East Lake Street
     Wayzata, Minnesota 55391

Michael R. Wigley                                          110,450(6)               1.7%

William E. Cameron                                          48,750(7)                 *

Richard A. Wiethorn                                         13,334(7)                 *

William H. Spell                                             6,429(7)                 *
     222 South Ninth Street
     Minneapolis, Minnesota 55402

Michael N. Delgado                                         118,006(7)               1.8

Steven C. Smith                                             50,000(7)                 *

Patrick Knisley                                             50,000(7)                 *

James G. Gilbertson                                          3,750                    *

All Current Directors and Executive Officers
   as a Group (6 persons)                                1,679,735(8)              23.8%

-----------------

*        Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire common stock within 60 days. The number of shares beneficially owned includes shares issuable pursuant to warrants and stock options that are exercisable within 60 days of March 1, 2001.

(2) Includes 418,234 shares purchasable upon the exercise of options and warrants.

(3)      Represents shares purchasable upon the exercise of warrants.

(4) Based upon statements filed with the SEC, PCM is a registered investment adviser of which Richard W. Perkins, one of our directors, is President. As set forth in Schedule 13D filed with the SEC on January 22, 2001, PCM has the sole right to sell such shares and has sole voting power over 149,329 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. Excludes shares beneficially owned by Mr. Perkins.

(5) Represents shares held by Mr. Perkins as trustee for various trusts of which he is sole trustee. Mr. Perkins has the sole right to sell such shares and has sole voting power over 336,460 of such shares. Includes 53,092 shares purchasable upon the exercise of options and warrants.

(6)      Includes 18,750 shares purchasable upon exercise of options.

(7)      Represents shares purchasable upon the exercise of options.

(8) Includes 558,589 shares purchasable upon exercise of options and warrants.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS

         Several executive officers and directors of iNTELEFILM also serve as executive officers or directors of Harmony. Christopher T. Dahl serves as the Chairman of the Board, President and Chief Executive Officer of both iNTELEFILM and Harmony. Richard A. Wiethorn serves as the Chief Financial Officer of both iNTELEFILM and Harmony. Richard W. Perkins and William E. Cameron are directors of both iNTELEFILM and Harmony.

LEASES

         Until October 1998, the studios and tower site of WWTC(AM) and KYCR(AM) were located in St. Louis Park, Minnesota. The studio facility consisted of approximately 12,000 square feet. The tower site included four 200-foot towers, a transmitter building and a storage garage on approximately 16 acres. The tower site was leased from Christopher T. Dahl, President, Chief Executive Officer and Chairman of iNTELEFILM and Harmony, at a total annual rent of approximately $114,000, and the studio site was leased from 5501 Building Partnership, a partnership consisting of Messrs. Dahl and Perkins, a director of iNTELEFILM and Harmony, at an annual rent of approximately $132,000. In connection with the sale of radio station KYCR(AM) to Salem Communications Corporation ("Salem") in October 1998, Salem entered into a ten-year lease agreement with Mr. Dahl and became the lessee for the KYCR(AM) tower site lease. Under the Salem tower lease, Salem pays a lower monthly rental rate then what Mr. Dahl had received under the tower lease agreement with iNTELEFILM. The Related Party Transaction Committee ratified and approved iNTELEFILM's payment to Mr. Dahl of the $294,000 difference between the monthly rental he would have received from iNTELEFILM, had iNTELEFILM renewed such lease through October 2008, and the monthly rental paid by Salem from November 1998 through October 2008. In addition, after the first year of its lease, Salem has the ability to terminate its lease with one year's notice. In the event the lease is terminated by Salem and Mr. Dahl is unable to lease the tower site to another party, iNTELEFILM has agreed to pay Mr. Dahl $4,500 per month, the full amount he would have otherwise received from Salem, through October 2008.

         From January 1996 through February 1999, iNTELEFILM leased 6,000 square feet of office space at 724 First Street North, Minneapolis, Minnesota, the former location of its executive offices, from 724 Associates, a partnership consisting of Messrs. Dahl, President, Chief Executive Officer and Chairman of iNTELEFILM and Harmony, Perkins, a director of iNTELEFILM and Harmony, and Stephen L. Wallack, a shareholder of iNTELEFILM. These facilities were leased at an annual rental of $54,000. The executive offices were adjacent to the offices of CAC, MMLLC and Radio Management Corporation ("RMC"). CAC is owned and controlled by Messrs. Dahl, Perkins and Russell Cowles II, either directly or through trusts. MMLLC is owned and controlled by Messrs. Dahl and Perkins. RMC is owned and controlled by Messrs. Dahl, Perkins and Cowles. Mr. Cowles, a former director-elect of iNTELEFILM, is a beneficiary and trustee of the John Cowles Family Trust, a shareholder of iNTELEFILM. Under the terms of the lease, iNTELEFILM was obligated to pay its proportionate share of repairs and maintenance. These arrangements were approved by the Related Party Transaction Committee of iNTELEFILM's Board of Directors, which is comprised of disinterested directors, and iNTELEFILM believes such arrangements were on terms at least as favorable as could have been obtained from unaffiliated third parties. In March 1999, iNTELEFILM assigned all of its rights and obligations under the lease to 5501 Building Partnership, an entity owned by Messrs. Dahl and Perkins.

MANAGEMENT SERVICES FROM AN AFFILIATE

         Since August 1998, iNTELEFILM and Harmony have received administrative, legal and accounting services from MMLLC, an entity owned by Mr. Dahl, Chairman of the Board, President and Chief Executive Officer of both iNTELEFILM and Harmony, and Mr. Perkins, a non-employee member of the board of directors of both iNTELEFILM and Harmony. iNTELEFILM's executive offices are also provided by MMLLC under the service agreement. Currently, the executive offices consist of approximately 12,000 square feet with an annual rent of $144,000. iNTELEFILM and Harmony have management services contracts with the MMLLC that expire in December 2001 and are renewable annually thereafter. These contracts require that we pay MMLLC a monthly fee for services rendered. The management fees, including the above referenced rent payment, totaled $2,080,000 and $1,549,372 in 2000 and 1999, respectively. The management fee is based on estimated usage of MMLLC's services by each company. Management reviews the allocation periodically and believes that the allocation method is reasonable. As of December 31, 2000, the fee aggregated $160,000 per month. The following information provides additional detail regarding the relationships between iNTELEFILM, Harmony and MMLLC:

         o iNTELEFILM paid MMLLC an aggregate of $1,095,000 for services during 1999, $550,000 of which was paid in conjunction with expenses incurred in the sale of iNTELEFILM's radio stations.

         o iNTELEFILM paid MMLLC an aggregate of $1,530,000 for services during 2000.

         o Harmony paid MMLLC an aggregate of $463,720 for services during its fiscal year ended June 30, 1999.

         o Harmony paid MMLLC an aggregate of $325,000 for services during its transition period ended December 31, 1999.

         o Harmony paid MMLLC an aggregate of $550,000 for services during its fiscal year ended December 31, 2000.

         o The salaries of two officers of iNTELEFILM, Mr. Wiethorn and Ms. Fluger, are paid by MMLLC.

         o In August 1998, MMLLC entered into a consulting arrangement with Mr. Perkins pursuant to which Mr. Perkins provided consulting services to iNTELEFILM in connection with the restructuring of iNTELEFILM following its sale of radio stations. Mr. Perkins was not paid for such services during 1998. iNTELEFILM paid Mr. Perkins $170,000 for such services during 1999. MMLLC terminated the foregoing consulting arrangement effective December 31, 1999.

         o Harmony also has a consulting arrangement with Mr. Cameron, a non-employee member of the board of directors of both iNTELEFILM and Harmony, pursuant to which Mr. Cameron provides consulting services to iNTELEFILM and Harmony in connection with the ongoing business strategies of such entities. Harmony paid Mr. Cameron $45,061 and $36,000 for such services during 1999 and 2000, respectively. Effective March 31, 2001, Mr. Cameron's consulting agreement has been terminated.

         o The service contract with MMLLC will terminate effective March 31, 2001. Additionally, pursuant to the corporate restructuring plan, we plan to relocate to smaller, less costly corporate office space than that currently occupied under the service contract. Under the management service contract termination agreement, we will assume remaining occupancy expenses associated with the office facilities leased by MMLLC, concurrent with MMLLC receiving relief from its existing obligation to occupy the premises until October 2006. At the time MMLLC entered into the lease, iNTELEFILM advanced funds to MMLLC for the primary purpose of completing leasehold improvements for the corporate office. The historical management fee calculations anticipated MMLLC's recovery of the leasehold improvements incurred through 2006 (the term of the lease). Accordingly, as consideration for the immediate cancellation of the service contracts, we have released MMLLC of its obligation to repay advances aggregating $324,835 related to these leasehold improvements and have established an allowance for these advances at December 31, 2000.



HARMONY-RELATED TRANSACTIONS

         From November 1998 to March 2000, iNTELEFILM advanced Harmony operating funds under notes receivable, of which approximately $3.2 million remained outstanding as of March 1, 2000. The notes receivable bear an interest rate of 14%. The Related Party Transaction Committee of Harmony's

Board approved these transactions. On March 22, 2000, iNTELEFILM called these notes. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, iNTELEFILM granted Harmony a temporary forbearance of the default to allow Harmony time to consider its alternatives. These notes totaled $3,774,956, including interest, at December 31, 2000. In addition to the foregoing notes, iNTELEFILM had made non-interest bearing advances to Harmony of an additional $3.3 million to fund Harmony's operating losses and pay off a portion of Harmony's credit line as of December 31, 2000, resulting in total indebtedness to iNTELEFILM of approximately $6.5 million as of that date. These notes, advances and the related interest are eliminated in our consolidated financial statements. Additionally, Harmony has a payable due to Curious, the primary portion of which was incurred prior to Harmony's interest in Curious being reduced to 49% August 1, 1999. This payable of approximately $1.9 million remained due at December 31, 2000, and is eliminated in our consolidated financial statements.

CURIOUS PICTURES

         Effective as of August 1, 1999, iNTELEFILM purchased the option agreement entered into by Harmony and the four principal executives of Curious, dated December 15, 1996, from Curious Management. Under the option agreement, Curious Management could earn the right to purchase 50% of the outstanding stock of Curious from Harmony upon the achievement of specified financial goals. Pursuant to iNTELEFILM's purchase agreement and based on the results of operations of Curious, it was agreed by all parties that Curious management's right to purchase the 50% equity interest in Curious had fully vested and was exercisable for consideration totaling $50. Following its purchase of the option agreement, iNTELEFILM acquired 50% of Curious through the exercise of stock options granted under the option agreement. iNTELEFILM also acquired a 1% equity interest in Curious owned by Curious management that was initially conveyed to Curious Management upon signing the option agreement. The consideration paid to Curious Management by iNTELEFILM for the aforementioned acquisitions aggregated $3.0 million, consisting of $1.5 million in cash and a $1.5 million note receivable bearing an interest rate of 8% per year, which was paid on May 31, 2000. As a result of the aforementioned transaction, iNTELEFILM came to own 51% of the outstanding stock of Curious and Harmony came to own 49% of the outstanding stock of Curious.

         In addition, as of January 1, 1999, Curious entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious Management, at the end of each employment year, each member of Curious Management was granted the right to purchase from Harmony, one share of Curious for $1.00, representing 1% of the capital stock of Curious. As a result, if all of the members of Curious Management exercise all of their new options over the five-year term of their employment agreements, iNTELEFILM will own 51% of the Curious stock, Curious Management will own 20%, and Harmony will own the remaining 29%. Additionally, iNTELEFILM granted Curious Management warrants to purchase an aggregate of 300,000 iNTELEFILM shares for approximately $1.92 per share.

         iNTELEFILM, Harmony, and Curious Management also entered into a stock agreement effective as of August 1, 1999. Under this agreement, the members of Curious Management were granted the right to sell to iNTELEFILM the shares of Curious that they earn from Harmony, and iNTELEFILM obtained the right to purchase such shares from Curious Management. The price to be paid by iNTELEFILM to Curious Management under such put or call is $96,774 per share. These options have been valued at $54,000 per option, their intrinsic value as of August 1, 1999. The related compensation expense will be recognized ratably over the employment agreement service period and reflected as a minority interest on iNTELEFILM's balance sheet. Further, the minority interest will be ratably accreted to the value of management's put right over the time period from the option vesting date to the date that the put right may be exercised. During the year ended December 31, 2000, iNTELEFILM recognized compensation expense of $339,806, resulting in a minority interest valuation aggregating $502,580 at December 31, 2000 and $139,447 at December 31, 1999.

NON-COMPETITION AGREEMENTS

         In connection with the sale of radio station assets to Catholic Radio Network LLC, Christopher T. Dahl, President, Chief Executive Officer and Chairman of iNTELEFILM and Harmony, entered into a three-year consulting and non-circumvention agreement with CRN, pursuant to which Mr. Dahl received $750,000. Also, in connection with sale of radio station assets to Radio Unica Corp., Mr. Dahl entered into a two-year non-competition agreement with Radio Unica, pursuant to which Mr. Dahl received $750,000. The fees provided for under these agreements are payable whether or not CRN or Radio Unica requests Mr. Dahl to perform any services thereunder.

SEVERANCE PLAN

         In April 1999, iNTELEFILM adopted a severance plan which originally covered Christopher T. Dahl, Chairman of the Board, President and Chief Executive Officer of iNTELEFILM and Harmony; James G. Gilbertson, Chief Operating Officer and Chief Financial Officer of iNTELEFILM and Harmony; and Richard W. Perkins, a non-employee member of the Board of Directors of iNTELEFILM and Harmony. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for further information on such plan.

OPTION EXERCISE

         In November 1999, Christopher T. Dahl, Chairman of the Board, President and Chief Executive Officer of iNTELEFILM and Harmony, exercised his right to purchase 125,000 shares of iNTELEFILM common stock at a price equal to $1.625 per share by executing a note receivable to iNTELEFILM for the principal amount of $203,125 at an interest rate equal to 6% per annum. In August 2000, Michael
R. Wigley, a director of iNTELEFILM, exercised his right to purchase 30,000 shares of iNTELEFILM common stock at a price equal to $1.625 per share. He executed a note receivable to iNTELEFILM for the principal amount of $48,750 under the same terms as Mr. Dahl's loan. iNTELEFILM's Board of Directors approved the loans and the option exercises.

webADTV OPTIONS

         In February 2000, webADTV granted certain officers of iNTELEFILM and the non-employee directors of iNTELEFILM and Harmony the right to purchase certain shares of webADTV common stock. In February 2000, Messrs. Germain and Toles each received options to purchase 25,000 shares of webADTV common stock at an exercise price of $0.02 per share, the fair market value of such shares at the time of grant. In June 2000, in connection with the appointment of Mr. Germain to webADTV's board of advisors, Mr. Germain received options to purchase up to 40,000 additional shares of webADTV common stock at an exercise price of $0.10 per share, the fair market value of such shares at the time of grant.

         webADTV's Board of Directors has, from time to time, approved the non-cash exercise of options for employees, officers and directors. At December 31, 2000, webADTV had stock subscriptions receivable (including interest) of $58,301 due from officers and employees. Subsequent to December 31, 2000, an aggregate of $17,273 of stock subscriptions receivable and related interest due from two officers no longer employed by webADTV was forgiven.

LOAN AND SECURITY AGREEMENT

         In August 2000, iNTELEFILM, Harmony and their subsidiaries entered into an accounts receivable based loan and security agreement with General Electric Capital Corporation. This loan and security agreement provides for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. All parties to the agreement cross-collateralize all borrowings. See "General Overview of Current Events and Transactions" for additional information regarding such loan and security agreement.

GUARANTY

         iNTELEFILM guarantees the New York office space for The End, a subsidiary of Harmony. The lease is for ten years ending in August 2009 at a monthly rate of $9,282. In March 2001, the parties reached a tentative agreement to terminate this lease and the guaranty of iNTELEFILM.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         See "Index to Exhibits."

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed on October 4, 2000, relating to the appointment of William H. Spell to our board of directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 30, 2001.

                                       iNTELEFILM CORPORATION


                                       By  /s/ Christopher T. Dahl
                                          --------------------------------------
                                           Christopher T. Dahl
                                           President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                        TITLE                                        DATE
---------                                        -----                                        ----

/s/ Christopher T. Dahl                          President, Chief Executive Officer and       March 30, 2001
--------------------------------------------     Director (principal executive officer)
Christopher T. Dahl


/s/ Richard A. Wiethorn                          Chief Financial Officer (principal           March 30, 2001
--------------------------------------------     accounting officer and principal
Richard A. Wiethorn                              financial officer)


/s/ Richard W. Perkins                           Director                                     March 30, 2001
--------------------------------------------
Richard W. Perkins


/s/ Michael R. Wigley                            Director                                     March 30, 2001
--------------------------------------------
Michael R. Wigley


/s/ William E. Cameron                           Director                                     March 30, 2001
--------------------------------------------
William E. Cameron


/s/ William H. Spell                             Director                                     March 30, 2001
--------------------------------------------
William H. Spell

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
--------                               -----------
3.1                 Articles of Incorporation, as amended and restated
                    (incorporated by reference to our Form 8-K (File No.
                    0-21534) filed October 1, 1999).

3.2 Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-18 (File No. 33-44412) filed on December 5, 1991).

4.1                 Rights Agreement between iNTELEFILM Corporation and Wells
                    Fargo Bank Minnesota, National Association (f/k/a Norwest
                    Bank Minnesota, National Association), as Rights Agent, dated as of February 19, 1998 (incorporated by reference to our Registration Statement on Form 8-A (File No. 0-21534) filed on February 20, 1998).

10.1 1991 Incentive Stock Option Plan (incorporated by reference to our Registration Statement on Form S-18 (File No.
                    33-44412) filed on December 5, 1991).

10.2                1994 Stock Option Plan (incorporated by reference to our
                    Annual Report on Form 10-KSB for the fiscal year ended
                    December 31, 1996 (File No. 0-21534) filed on March 31,
                    1997, as amended by our Definitive Schedule 14A filed on July 9, 1998).

10.3 1994 Director Stock Option Plan (incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994 (File No. 0-21534) filed on March
                    31, 1995, as amended by our Form 10-KSB/A filed on October
                    4, 1995, and as amended by our Definitive Proxy Schedule 14A filed on April 29, 1999).

10.4                1999 Broad -Based Stock Incentive Plan and Non-Qualified
                    Stock Option Agreement 10.4 (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-40008) filed on June 23, 2000.

10.5                2000 Stock Option Plan (incorporated by reference to our
                    Registration Statement on 10.5 Form S-8 (File No. 333-40008) filed on June 23, 2000.


10.6                Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Foothill Capital Corporation, dated November
                    7, 1996 (incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996
                    (File No. 0-21534) filed on March 31, 1997).


10.7 Management Services Agreement between iNTELEFILM Corporation and Media Management, L.L.C. (f/k/a Radio Management,
                    L.L.C.) dated July 31, 1998 and effective August 1, 1998
                    (incorporated by reference to our Annual Report on Form
                    10-KSB for the fiscal year ended December 31, 1998 (File No.
                    0-21534) filed on March 31, 1999).


10.8                Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Foothill Capital Corporation, dated September
                    25, 1997 (incorporated by reference to our Current Report on Form 8-K/A (File No. 0-21534) filed on October 1, 1997).

10.9                Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Foothill Capital Corporation, dated as of March 13, 1998 (incorporated by reference to our Annual
                    Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-21534) filed on March 31, 1998).

10.10 Amended and Restated Common Stock Purchase Warrant issued by iNTELEFILM Corporation to Foothill Capital Corporation, dated March 13, 1998 (incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended
                    December 31, 1997 (File No. 0-21534) filed on March 31,
                    1998).

10.11               Form of Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Talisman Capital Opportunity Fund Ltd.
                    (incorporated by reference to our Current Report on Form 8-K
                    (File No. 0-21534) filed on July 6, 1998).

10.12               Form of Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Dominion Capital Limited (incorporated by reference to our Current Report on Form 8-K (File No.
                    0-21534) filed on July 6, 1998).

10.13               Form of Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Sovereign Partners LP (incorporated by reference to our Current Report on Form 8-K filed on July 6,
                    1998).

10.14               Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Talisman Capital dated June 26, 1998
                    (incorporated by reference to our Form 8-K (File No.
                    0-21534) filed on July 6, 1998).

10.15               Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Dominion Capital Limited dated June 26, 1998
                    (incorporated by reference to our Form 8-K (File No.
                    0-21534) filed on July 6, 1998).

10.16               Common Stock Purchase Warrant issued by iNTELEFILM
                    Corporation to Sovereign Partners LP, dated June 26, 1998
                    (incorporated by reference to our Form 8-K (File No.
                    0-21534) filed on July 6, 1998).


10.17               Guaranty by and between iNTELEFILM Corporation and Heller
                    Financial, Inc., dated July 30, 1998 (incorporated by reference to our Form 10-QSB for the quarter ended June 30, 1998 (File No 0-21534) filed on August 13, 1998).


10.18               Guaranty by and between iNTELEFILM Corporation and The
                    Rector, Church-Wardens and Vestrymen of Trinity Church dated
                    July 8, 1998 (incorporated by reference to our Form 10-KSB for fiscal year ending December 31, 1998 and filed on March
                    31, 1999).


10.19 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated November 13, 1998 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.20 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated November 18, 1998 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.21 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated December 17, 1998 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).


10.22 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated January 7, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.23 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated January 15, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.24 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated January 27, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.25 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated January 27, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.26 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated February 8, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.27 Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation dated February 18, 1999 (incorporated by reference to our Form 10-KSB for fiscal year ending
                    December 31, 1998 (File No. 0-21534) filed on March 31,
                    1999).

10.28 Form of Promissory Note issued by Harmony Holdings, Inc. to iNTELEFILM Corporation (incorporated by reference to our Form 10-KSB for fiscal year ending December 31, 1999 (File
                    No. 0-21534) filed on March 28, 2000).

10.29 1999 Broad-Based Stock Incentive Plan (incorporated by reference to our Form 10-KSB for fiscal year ending December
                    31, 1999 (File No. 0-21534) filed on March 28, 2000).


10.30               1996 Employee Stock Purchase Plan, as amended and restated
                    (incorporated by reference to our Form 10-KSB for fiscal year ending December 31, 1999 (File No. 0-21534) filed on
                    March 28, 2000).

10.31               1999 Severance Policy (incorporated by reference to our Form
                    10-KSB for fiscal year ending December 31, 1999 (File No.
                    0-21534) filed on March 28, 2000).


10.32               Memorandum of Understanding by and among iNTELEFILM
                    Corporation, AT&T, and Excalibur Technologies, dated
                    November 22, 1999 (incorporated by reference to our Form
                    10-KSB for fiscal year ending December 31, 1999 (File No.
                    0-21534) filed on March 28, 2000).

21.1                Subsidiaries of iNTELEFILM Corporation.


23.1                Consent of BDO Seidman, LLP.