Form 10-Q
period 2001-03-31
INTELEFILM CORP
filed 2001-05-15
CIK 882160

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT



                         COMMISSION FILE NUMBER 0-21534


                             iNTELEFILM CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


               MINNESOTA                                      41-1663712
     (State or Other Jurisdiction                          (I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)


                            5501 EXCELSIOR BOULEVARD
                          MINNEAPOLIS, MINNESOTA 55416
                                 (952) 925-8840

        (Address of Principal Executive Offices, including Zip Code, and
               Registrant's Telephone Number, including Area Code)

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X    No      .
             -----     -----

         As of May 9 2001, the issuer had outstanding 6,731,081 shares of common stock.



===============================================================================

                               TABLE OF CONTENTS

                                                                                                             PAGE


  PART I    FINANCIAL INFORMATION................................................................................1

          Item 1  Financial Statements...........................................................................1
          Item 2  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................6
          Item 3  Quantitative and Qualitative Disclosures About Market Risk....................................10

  PART II   OTHER INFORMATION...................................................................................10

          Item 1  Legal Proceedings.............................................................................10
          Item 2  Changes in Securities and Use of Proceeds.....................................................11
          Item 3  Defaults upon Senior Securities...............................................................11
          Item 4  Submission of Matters to a Vote of Security Holders...........................................11
          Item 5  Other Information.............................................................................11
          Item 6  Exhibits and Reports on Form 8-K..............................................................11

SIGNATURES......................................................................................................12

EXHIBIT INDEX...................................................................................................13


                                     PART I

ITEM 1  Financial Statements


                             INTELEFILM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31,      December 31,
                                                                      2001            2000
                                                                   (Un-audited)     (Audited)
                                                                ---------------  --------------
                                    ASSETS

Current assets:
    Cash and cash equivalents                                     $  2,676,674    $  3,099,496
    Accounts receivable, net of allowance for doubtful
      accounts of $27,600 and $27,600, respectively                  5,193,291       7,127,026
    Unbilled accounts receivable                                       281,064       1,122,888
    Accounts receivable - affiliates net allowance of
      $324,835 and $324,835, respectively                               62,281          82,448
    Other accounts receivable                                          498,046         590,956
    Prepaid expenses                                                 1,263,253       1,138,738
    Other current assets                                               732,819         676,294
                                                                  ------------    ------------
          Total current assets                                      10,707,428
                                                                                    13,837,846

Property and equipment, net                                          3,273,360       3,373,844
Intangible assets, net                                               7,093,148       7,014,358
Other assets                                                           412,208         471,862
                                                                  ------------    ------------
          Total assets                                              21,486,144    $ 24,697,910
                                                                  ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  3,413,811    $  4,921,347
    Accounts payable - affiliates                                       61,557          30,000
    Accrued income taxes                                                30,000          30,000
    Deferred revenue                                                 2,442,988       2,938,268
    Other accrued expenses                                           5,112,956       4,664,376
    Line of credit                                                   1,573,675         198,847
    Short-term debt                                                  1,138,861       1,087,731
    Long-term debt - current maturities                                111,875         115,134
                                                                  ------------    ------------
          Total current liabilities                                 13,885,723
                                                                                    13,985,703

Long-term debt, less current maturities                                569,476         610,332
                                                                  ------------    ------------
          Total liabilities                                         14,455,199      14,596,035

Commitments and Contingencies                                                                -

Minority interest                                                    1,247,532       1,002,580

Shareholders' equity:
    Common stock                                                       134,621         130,227
    Additional paid-in capital                                      46,903,845      46,223,361
    Accumulated deficit                                            (40,898,178)    (36,897,418)
    Stock subscriptions receivable                                    (356,875)       (356,875)
                                                                  ------------    ------------
          Total shareholders' equity                                 5,783,413       9,099,295
                                                                  ------------    ------------

          Total liabilities and shareholders' equity              $ 21,486,144    $ 24,697,910
                                                                  ============    ============



        See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                     2001                 2000
                                                                               -----------------    -----------------

Contract revenues                                                                $ 12,455,231         $ 21,739,591

Costs and expenses:
    Cost of production                                                             10,515,777           18,497,237
    Selling, general and administrative                                             2,855,867            3,052,046
       (exclusive of all items shown below)
    Corporate                                                                         942,885            1,161,313
    Stock option compensation                                                          84,952               90,352
    Depreciation and amortization                                                     679,584              516,251
    Restructuring charges                                                           1,202,006                    -
                                                                                 ------------         ------------

Loss from operations                                                               (3,825,840)          (1,577,608)

Interest income (expense) - net                                                      (175,242)              62,941
                                                                                 ------------         ------------

Net loss from operations before income taxes                                       (4,001,082)          (1,514,667)

Income tax provision                                                                     (322)              (4,549)
                                                                                 ------------         ------------

Net loss                                                                         $ (4,000,760)        $ (1,519,216)
                                                                                 ============         ============

Basic and diluted net loss per share                                             $      (0.61)        $      (0.24)
                                                                                 ============         ============

Weighted average number of shares outstanding                                       6,584,000            6,336,000
                                                                                 ============         ============



        See accompanying notes to the consolidated financial statements.

                             INTELEFILM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                     2001                 2000
                                                                               -----------------    -----------------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $ (4,000,760)        $ (1,519,216)
   Adjustments to reconcile net income (loss) to net cash used in
     Operating activities:
        Loss on sale of assets                                                       (20,750)                   -
        Provision for doubtful accounts and director advances                              -              548,588
        Depreciation and amortization                                                679,584              516,251
        Stock option compensation expense                                             84,952               90,352

        Decrease (increase) in:
                 Accounts receivable                                               1,652,671            3,239,473
                 Other receivables                                                 1,235,965             (344,309)
                 Prepaid expenses                                                    (87,115)             941,867
                 Other current assets                                                (56,525)                   -
                 Other assets                                                        151,867                    -
        Increase (decrease):
                 Accounts payable                                                 (1,507,536)             269,426
                 Accounts payable - affiliates                                        31,557                    -
                 Deferred income                                                    (495,280)            (737,884)
                 Other accrued expenses                                              288,981           (2,492,724)
                                                                                ------------         ------------
                    Net cash used in operation activities                         (2,042,389)             511,794
                                                                                ------------         ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (146,005)            (282,286)
   Other capital expenses                                                           (206,271)            (148,651)
                                                                                ------------         ------------
                    Net cash provided by (used in) investing activities             (352,276)            (430,937)
                                                                                ------------         ------------

FINANCING ACTIVITIES:
   Increase (decrease) in line of credit                                           1,381,843           (3,548,911)
   Repayment of debt                                                                       -              (86,627)
   Proceeds from debt financings                                                           -              191,453
   Proceeds from issuance of subsidiary common stock                                 590,000                    -
   Proceeds from issuance of common stock                                                  -              311,477
                                                                                ------------         ------------
                    Net cash used in financing activities                          1,971,843           (3,132,608)
                                                                                ------------         ------------

Increase (decrease) in cash and cash equivalents                                    (422,822)          (3,051,751)
Cash and cash equivalents at beginning of year                                     3,099,496           15,986,385
                                                                                ------------         ------------

Cash and cash equivalents at end of year                                        $  2,676,674         $ 12,934,634
                                                                                ============         ============



        See accompanying notes to the consolidated financial statements.

iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (un-audited)
March 31, 2001

Note 1   Basis of Presentation

The accompanying un-audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-K. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

Note 2   Business Segments

The Company classifies its operations into two major business segments: television commercial production and webADTV. The television commercial production segment consists of the Company's production companies: Curious Pictures, Chelsea Pictures, and The End which was discontinued in the first quarter of 2001. The webADTV segment is comprised of Cosmic Inventions, INTELESource and other online digital tools designed to web-enable all aspects of the advertising campaign process. The Company evaluates performance of its segments based on several measurements. The primary financial measure used by the Company is production service income, which is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, depreciation, and amortization. Production service income measures the contribution margin generated by each of its segments. The accounting policies of the segments are the same as those described in Note 1.

                                      Three months ended March 31, 2001 (in thousands)

                                       Television
                                       Commercial                                  Total
                                       Production         webADTV                Corporate           iNTELEFILM
                                    --------------      ----------             -------------         -----------

Revenues
 from external
 sources                              $ 12,456           $      -                 $      -              $ 12,456
Inter-segment
 Revenues                                    -                  -                        -                     -
Production
 service income/
 (loss)                               $   (323)          $   (594)                $                     $   (917)
Stock option
 compensation                               85                  -                        -                    85
Depreciation and
 amortization                              220                176                      284                   680
Restructuring costs
 And impaired assets                     1,202                  -                        -                 1,202
Income (loss) from
 operations                             (2,114)              (769)                  (  943)               (3,826)
Additions to long-
 lived assets                              570                  -                        -                   570

Total Assets                          $ 10,778           $  2,215                 $  8,493              $ 21,486


Note 3:  Exchange Offer

Prior to December 31, 2000, the Company commenced an exchange offer to the shareholders of Harmony Holdings, Inc. ("Harmony") to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. This exchange offer was completed as of March 2, 2001. The Company exchanged 193,315 shares of its common stock for 2,658,081 shares of Harmony's common stock, thereby owning 90.4% of Harmony. Based on its stock price of $1.13 per share on March 2, 2001 and $206,271 in transaction costs, the Company recognized $423,750 of goodwill.

Note 4:  Funding for webADTV

In February and March 2001, webADTV raised $590,000 through the issuance of 5,900,000 shares of webADTV common stock and warrants to purchase 5,900,000 shares of webADTV common stock at $0.10 per share. As of March 31, 2001, approximately 67% of the outstanding shares of common stock of webADTV were held by the Company and approximately 32% of the outstanding shares of webADTV common stock had been issued directly to third parties, employees, directors, and consultants pursuant to stock option plans, equity financing, and purchase agreements. webADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of March 31, 2001, 2,881,000 of the 4,550,500 options granted under the plans have been exercised. If all options and warrants were exercised, the Company's ownership in webADTV would be diluted to approximately 54%.

Throughout 2000 and during January 2001, the Company funded the operations of webADTV. Effective January 31, 2001, the Company's board of directors agreed to convert the amount due from the webADTV to contributed capital concurrent with this equity financing. Accordingly, in February 2001, webADTV's debt was converted and the Company's investment in webADTV increased by $2,605,000. In April 2001, the Company provided webADTV an additional $60,000 in exchange for 600,000 shares of webADTV's common stock and warrants to purchase an additional 600,000 shares for $0.10 per share. In May 2001, the Company advanced webADTV an additional $60,000 for which it received a warrant to purchase 60,000 shares of the Company's common stock at a price determined by webADTV's next equity financing. The May advance converts to a note payable secured by webADTV's assets if such amount is not repaid in connection with webADTV obtaining additional financing. These amounts are eliminated in the consolidated financial statements.

Note 5:  Oklahoma Sports Properties:

In 2000, the Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg ("the Defendants") seeking recovery of five promissory notes, aggregating $495,000, plus interest and attorney costs aggregating approximately $670,000. The United States District Court for the District of Minnesota granted summary judgment for the Company. Upon appeal by the Defendants, in February 2001, the United States Court of Appeals for the Eighth Circuit affirmed the lower courts decision holding the Defendants liable for the notes. These promissory notes had previously been written off as un-collectable. The Company is aggressively pursuing collection of this judgment.

Note 6:  Discontinuation of Harmony's Subsidiary, The End:

In February 2001, the operations of Harmony's subsidiary, The End, Inc. ("The End") were discontinued. The End consisted of The Beginning, Inc., The Moment, Inc., Serial Dreamer, Inc., Gigantic Entertainment, Inc., and Unscented, Inc. and had locations in Los Angeles and New York. The Company accrued closing costs totaling $1,202,006 and has classified these costs as restructuring charges in the Statement of Operations. These costs consist of the following: continuing contractual obligations of $735,000 and estimated office, legal, non-refundable prepayments and other administrative costs of the closure of $467,006. As of March 31, 2001, approximately, $100,000 of the continuing contractual obligations had been paid and $127,006 of other closing costs had been incurred with no adjustment necessary to the accrual. At March 31, 2001, $975,000 remained accrued. In March 2001, the Company was released from all obligations associated with the lease of the End's New York facility in exchange for a forfeiture of a portion of the security deposit. In addition to the restructure charge recognized in the first quarter of 2001, the Company also recognized a long-lived asset impairment charge of $895,500 related to The End in the last quarter of 2000. This charge includes $150,000 for goodwill, $614,000 for property and equipment and $131,500 for lease deposits. Based upon the present value of future cash flows the fair value of assets was reduced to $0. The End accounted for revenues of $531,291 and $9,707,743 and operating losses of $1,590,532 and $453,355 for quarters ended March 31, 2001 and 2000, respectively.

Note 7:  Subsequent Event

On April 30, 2001, debt totaling $650,000 related to the Cosmic acquisition transaction became due and was not repaid by the Company. As a result, the seller has the right to rescind the acquisition transaction. The Company expects to negotiate this rescision in the second quarter of 2001.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although the Company believes that, in making any such statement, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words "anticipates," "believes," "expects," "intends," "plans," "estimates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond its control, are set forth in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, under the caption "Management's Discussion and Analysis or Plan of Operation -- Cautionary Statement." Accordingly, the Company cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on it. The Company cautions you to keep in mind the risks described in its Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.

OVERVIEW

    The Company believes it is one of the leading independent sources of services for television commercial production within the entertainment industry, offering extensive production capability and the exclusive services of certain established industry talent. Its commercial production strategy is to provide top quality live-action and animation commercial production solutions for advertising agencies, enabling them to provide the highest level of service to their clients. To do so, the Company plans to continue to seek expansion opportunities for its television commercial production service business and holdings through strategic partnerships, financed acquisitions of rental, editing, designing/marketing, post-production or music companies, and/or opportunities within its present divisions.

    In April 2001, consistent with its efforts to explore all possible strategic alternatives and in response to an unsolicited offer for the sale of the divisions, the Company engaged an investment banker to assist in negotiating the potential sale of its production subsidiaries, Curious Pictures and Chelsea Pictures. If the Company is unable to sell these businesses on acceptable terms, it plans to maintain and grow its presence in the industry.

    The Company also is focusing on the growth of its partially-owned subsidiary, webADTV. webADTV is a vertical market software Company whose applications are designed to reduce costs and increase productivity between advertising agencies and their clients. webADTV has developed its first product, iNTELESource, a web-enabled, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials. Before iNTELESource became available, most advertising agencies and their clients managed their entire creative libraries using bulky and costly reels of film. webADTV also plans to develop a related set of tools aimed at specific aspects of the advertising campaign workflow. With the development of hosted applications for the advertising agency industry, webADTV anticipates generating revenues through a tiered subscription model, service income and commissions.

QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

The Company's operating results, expressed as a percentage of total revenue, were as follows:



                                                                     Three Months Ended
                                                                          March 31,
                                                                  2001                2000
                                                                ----------------------------

Contract Revenues                                                100.0               100.0
Cost of production                                                84.4                85.1
Selling, general and administrative (exclusive
  of items shown below)                                           22.9                14.0
Corporate                                                          7.6                 5.3
Stock option compensation                                          0.7                 0.4
Depreciation and amortization                                      5.5                 2.3
Restructuring charges                                              9.6                   -
                                                               ---------------------------
Income (loss) from operations                                    (30.7)               (7.1)
Interest income (expense) - net                                   (1.4)                 .3
Income tax provision                                              (0.0)               (0.0)
                                                               ---------------------------
Net loss                                                         (32.1)%              (6.8)%






RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         The Company's total revenues decreased $9,285,000 from $21,740,000 in the first quarter of 2000 to $12,455,000 in the first quarter of 2001. Revenues at Chelsea increased $903,000 from $5,467,000 in the first quarter of 2000 to $6,370,000 in the first quarter of 2001. Curious Pictures produced revenues of $5,159,000 in the first quarter of 2001, a decrease of $1,050,000 over the same period last year. The End, the operating division of Harmony, produced revenues of $540,000 in the first quarter of 2001 compared to $9,707,000 in first quarter of 2000. The End was adversely affected in 2000 by the protracted Screen Actors Guild ("SAG") strike as well as by the non-renewal of several key commercial director contracts. Operations at the End were discontinued in February 2001 (See Note 6).

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 84% in the first quarter 2001 compared to 85% in the first quarter of 2000. The first quarter of 2000 included a $461,000 one-time charge related to the Company's change in the estimate associated with the realization of advances paid to its commercial production directors. The first quarter 2000 cost of production expenses exclusive of this one-time charge was 83%, for an increase of 1% in the first quarter of 2001.

         Selling expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in the securing of television commercial contracts. Selling costs at Chelsea increased by $120,000 from $142,000 in the first quarter of 2000 to $262,000 in the first quarter of 2001. A significant portion of this variance is the result of a $56,000 increase in sales commissions. Conversely, Curious Pictures experienced a decrease in selling costs of $82,000 from the first quarter of 2000 with a significant portion of this variance related to sales commissions. The Company's subsidiary, webADTV, incurred $117,000 in selling expenses, an increase of $95,000 from the first quarter of 2000 resulting primarily from increased sales efforts as webADTV moved from product development to the sales and marketing of its first product, a video asset management system. The End, which has discontinued operations, saw a decrease in selling costs of $140,000 compared to first quarter 2000. This reduction relates primarily to the elimination of sales commissions due to the closing of this division.

         General and administrative expenses at the operating Company level consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative expenses at Chelsea increased to $705,000 in the first quarter of 2001 from $563,000 in the first quarter of 2000, a variance of $142,000. Approximately $100,000 of this variance is related to an increase in administrative salaries. Curious Pictures experienced a reduction in general and administrative expenses of $438,000 in the first quarter of 2001 as compared to the first quarter of 2000. A significant portion of this reduction is a result of a decrease in management profit participation and overhead related to the Curious toy division. The End realized a reduction of $330,000 in general and administrative expenses from 2000 to 2001 related to the discontinuance of operations in the first quarter of 2001. webADTV realized an increase of $383,000 in general and administrative expenses from first quarter 2000 to the same period in 2001 resulting from an increase in salaries and consulting services as webADTV had limited operations in the first quarter of last year.

         Stock option compensation was $85,000 in the first quarter of 2001 down $5,000 from $90,000 in the first quarter of 2000. The total expense was related to current options granted to Curious Pictures management.

         Corporate charges incurred in the first quarter of 2001 were $943,000 and $1,161,000 in the first quarter of 2000. The decrease of $221,000 is related to restructuring plans implemented in January 2001. Corporate salaries and related benefits were significantly reduced through the elimination of several positions as part of a restructuring plan that management began implementing in January 2001.

         Depreciation and amortization incurred in the first quarter of 2001 was $680,000 and $516,000 in the first quarter of 2000. The $164,000 increase was primarily a result of amortizing webADTV software licenses capitalized subsequent to first quarter 2000.

         Net interest expense was $175,000 in the first quarter of 2001 compared to net interest income of $63,000 in the first quarter of 2000. The interest expense in the first quarter of 2001 was due to the Company using its line of credit for the first time in late 2000 and having an outstanding balance during the first quarter 2001. The interest income in 2000 was earned on the Company's excess working cash balance.

         A tax provision of $322 and $4,500 for state tax minimum fees was recorded in the first quarter of 2001 and 2000, respectively.

         A restructuring charge was incurred in the first quarter of 2001 for $1,202,000. This is a one-time charge relating to the closing of Harmony's operating division, The End.

         A net loss of $4,001,000 was realized in the first quarter of 2001 compared to a net loss of $1,519,000 in the first quarter of 2000. The magnitude of the 2001 net loss was impacted significantly by the following factors: a net loss of $1,590,000 associated with Harmony's subsidiary, The End, operations of which ceased in February 2001; a net loss of $765,000 associated with webADTV which was primarily self-funded by a private-placement of the subsidiary's common stock, that the operating divisions missed projections by approximately $600,000 related to decreased advertising demand as a result of the first quarter economic slow-down.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    During the quarter ended March 31, 2001, the Company incurred a net loss of $4,001,000 and used $2,042,000 in cash for operations resulting in a working capital deficit of $3,747,000 compared to a deficit of $148,000 at December 31, 2001. Additionally, the Company has failed to comply with certain financial covenants relating to minimum net tangible worth, losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation at March 31, 2001. The Company has received no notice of default and such noncompliance is continuing. The Company is in discussions with its lender concerning this noncompliance and other aspects of their credit facility. Primarily as a result of these items, our independent certified public accountants modified their opinion on our December 31, 2000 Consolidated Financial Statements to contain a paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.


Components of Working Capital Deficit

    At March 31, 2001, $2,359,000 of the Company's working capital deficit related to the discontinuance of operations of The End, and $650,000 related to current debt incurred in connection with the acquisition of Cosmic Inventions ("Cosmic"), which matured on April 30, 2001. Upon default, the sellers of Cosmic have the right to rescind the acquisition transaction. The Company anticipates completing negotiations regarding the terms of rescission with the sellers in the second quarter of 2001. Additionally, $400,000 of the current debt relates to payment due to Convera related to the Company's software license agreement. The Company disputes Convera's claim that the amount has come due. Convera has not taken any action to collect the amount alleged to be due other than to provide notice of the termination of the exclusivity provision of the agreement. The Company intends to pursue all necessary defenses to the Convera assertions. Currently, Convera and the Company are in negotiations to redefine both the exclusivity and payment terms of the software agreement.

Short-Term Liquidity Plans

    The Company is implementing the following plans to improve liquidity. During the first quarter of 2001, the Company began executing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and webADTV operating expenses. During the first quarter of 2001, the Company began the process of shutting down the operations of The End. The End had been adversely affected by the SAG strike as the well as by the non-renewal of several key commercial director contracts. The Company has also reduced corporate and webADTV operating expenses during the first quarter of 2001 by eliminating several positions, thereby reducing payroll and benefits costs. The Company is currently searching for smaller, less expensive corporate facilities to accommodate its smaller staff. Additionally, webADTV began funding its own operations during the first quarter of 2001 as a result of a private placement of its common stock that generated net proceeds of approximately $590,000. However, webADTV will require additional financing in 2001 to continue its operations and iNTELEFILM has provided $120,000 of such funding to date in April and May 2001 (See Note 4).


    The Company may also seek to advance its business strategy by selling its existing business holdings, exploring strategic expansion opportunities, and by raising capital directly and through its subsidiary, webADTV. As an alternative to seeking additional outside financing the Company has engaged an investment banker to assist in negotiating the potential sale of its production subsidiaries, Curious Pictures and Chelsea Pictures. If the Company is unable to sell these businesses on acceptable terms, it plans to maintain and grow the businesses in the industry.


    If its restructuring plans are not successful or the Company's operating Companies do not perform as projected and the Company is unable to maintain its current financing or its current financing is not adequate to meet its immediate commercial production needs, the Company will be required to obtain additional financing to support its existing commercial production activities. There can be no assurances that the Company will obtain such financing when required, or that such financing, if available, will be on terms acceptable or favorable to the Company. Additional financing could require the Company to sell additional equity securities, which would result in dilution to its current shareholders. If such financing is not available, the Company may be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to its operations and prospects. Further, the Company estimates that development of webADTV's business will require minimum additional financing ranging from $1.2 to $2.0 million during 2001. Such financing may be provided by iNTELEFILM or through the direct sale of webADTV equity securities that would further dilute the Company's ownership interest. If webADTV is not able to obtain such financing, or financing on acceptable terms, it could cause a delay in the implementation of webADTV's strategy. If webADTV is not able to obtain additional working capital, it may be forced to cease or reduce its operations.

    Consolidated cash was $2,676,674 at March 31, 2001 compared to $3,099,496 at December 31, 2000, or a decrease of $422,822.

    Cash used in operating activities during the first quarter 2001 was $2,042,389. Accounts receivable at March 31, 2001 decreased $1,652,671 from December 31, 2000, other receivables at March 31, 2001 decreased $1,235,965 from December 31, 2000, and prepaid expenses at March 31, 2001 increased $87,115 during the same period. Accounts payable at March 31, 2001 decreased $1,507,536 from December 31,2001, accrued expenses at March 31, 2001 increased $288,981 from December 31, 2001, and deferred income decreased $495,280 during the same period. The changes in the balance sheet that affect cash-flow occur primarily because the Company's operations are derived from large contracts that typically range from $100,000 to $1,000,000 in amount and the fact that these contracts are at various stages of completion at any given point in time. Additionally, the closing of the End accounted for a significant portion of the difference between the net loss of $4,001,000 and the cash used in operations of $2,042,000 as collections of existing receivables at the End were utilized primarily to fund current shut-down expenses with limited payments to existing vendors.

    During the first quarter 2001, net cash used in investing activities was $352,276 and was used for capital expenditures that primarily relates to the cost of completing the tender offer and capital expenditures at Curious.

    Cash provided by financing activities amounted to $1,971,843 during the first quarter of 2001. This amount relates to the use of a bank line of credit and the issuance of subsidiary common stock.

Seasonality and Inflation

         The Company does not believe that seasonality or inflation have affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

New Accounting Pronouncements

         There were no new accounting pronouncements issued in the first quarter of 2001 that affect this report.

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II      OTHER INFORMATION

ITEM 1       Legal Proceedings


         On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in the Company's favor in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC Radio and Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets against Disney. On January 15, 1999, the court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC Radio and Disney misappropriated its trade secret information; however, the court disagreed with the jury's conclusions that the evidence showed that those actions caused the Company damages and that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a

Notice of Appeal in February 1999. On April 10, 2001, the 8th Circuit Court of Appeals reversed the grant of judgment as a matter of law in favor of ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of damages. The Company intends to vigorously pursue its claim in a trial for damages and, to this end, personnel and financial resources will be used, the extent of which cannot be presently estimated.

       Except as described above, the Company was not a party to any material legal proceedings as of April 11, 2001.

ITEM 2      Changes in Securities and Use of Proceeds

       On March 9, 2001, the Company issued 26,400 shares of common stock valued at $37,400.00 to a consultant in consideration of consulting services rendered to the Company. The shares were issued in a transaction not involving a public offering and exempt pursuant to section 4(2) of the Securities Act of 1933, as amended. The consultant to whom the shares were granted is a sophisticated party who has familiarity with the business and financial condition of the Company.

ITEM 3      Defaults upon Senior Securities

            Not applicable.

ITEM 4      Submission of Matters to a Vote of Security Holders

            Not applicable.

ITEM 5      Other Information

            On April 4, 2001, the Company was notified by Nasdaq that it was no longer in compliance with the minimum net tangible asset requirement for The Nasdaq National Market under Marketplace Rule 4450(a)(3). On April 30, 2001, Nasdaq staff notified the Company that its securities would be delisted from The Nasdaq National Market at the open of business May 8, 2001. The Company has appealed this decision and an oral hearing has been set for June 13, 2001. Delisting is stayed pending the panel's decision.

ITEM 6      Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit 10.1 Memorandum of Agreement to Make Supplemental Lease Payments dated May 3, 2001.

(b)    Reports on Form 8-K

       On February 5, 2001, the Company filed a Current Report on Form 8-K relating to the equity financing of its subsidiary, webADTV. The Company filed no other Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  iNTELEFILM Corporation


Date: May 15, 2001                By   /s/ Richard A. Wiethorn
                                     --------------------------------
                                       Richard A. Wiethorn
                                       Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number            Description
-------           -----------
 10.1             Memorandum of Agreement to make supplemental Lease Payments dated May 3, 2001