Form 10-Q
period 2001-06-30
INTELEFILM CORP
filed 2001-08-14
CIK 882160

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


                           CROSSTOWN CORPORATE CENTER
                       6385 OLD SHADY OAK ROAD - SUITE 290
                          EDEN PRAIRIE, MINNESOTA 55344
                                 (952) 925-8840
        (Address of Principal Executive Offices, including Zip Code, and
               Registrant's Telephone Number, including Area Code)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X    No
                 -----     -----.

     As of July 23, 2001, the issuer had outstanding 6,782,646 shares of common stock.

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I      FINANCIAL INFORMATION.......................................................   1

          Item 1  Financial Statements..................................................   1
          Item 2  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................   8
          Item 3  Quantitative and Qualitative Disclosures About Market Risk............  14

PART II     OTHER INFORMATION...........................................................  14

          Item 1  Legal Proceedings.....................................................  14
          Item 2  Changes in Securities and Use of Proceeds.............................  15
          Item 3  Defaults upon Senior Securities.......................................  15
          Item 4  Submission of Matters to a Vote of Security Holders...................  15
          Item 5  Other Information.....................................................  15
          Item 6  Exhibits and Reports on Form 8-K......................................  15

SIGNATURES..............................................................................  16

EXHIBIT INDEX...........................................................................  17

                                     PART I

ITEM 1 Financial Statements

                             iNTELEFILM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                                 (Unaudited)           (Audited)
                                                                                 -----------          ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                    $1,401,546            $ 3,099,496
     Accounts receivable, net of allowance for doubtful
        accounts of $39,357 and $27,600, respectively                              3,630,085              7,127,026
     Unbilled accounts receivable                                                    187,266              1,122,888
     Accounts receivable - affiliates net allowance of
        $324,835 and $324,835, respectively                                           61,550                 82,448
     Other accounts receivable                                                       564,210                590,956
     Prepaid expenses                                                              1,082,658              1,138,738
     Other current assets                                                            194,639                676,294
                                                                                 -----------           ------------
           Total current assets                                                    7,121,954             13,837,846

Property and equipment, net                                                        2,747,038              3,373,844
Intangible assets, net                                                             5,953,837              7,014,358
Other assets                                                                         733,609                471,862
                                                                                 -----------           ------------
           Total assets                                                          $16,556,438           $ 24,697,910
                                                                                 ===========           ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $ 3,787,654           $  4,921,347
     Accounts payable - affiliates                                                         -                 30,000
     Accrued income taxes                                                             30,000                 30,000
     Deferred revenue                                                              1,844,748              2,938,268
     Other accrued expenses                                                        4,326,768              4,664,376
     Line of credit                                                                  222,979                198,847
     Short-term debt                                                                 400,000              1,087,731
     Long-term debt - current maturities                                             113,411                115,134
                                                                                 -----------           ------------
           Total current liabilities                                              10,725,560             13,985,703

Long-term debt, less current maturities                                              502,431                610,332
                                                                                 -----------           ------------
           Total liabilities                                                      11,227,991             14,596,035
                                                                                 -----------           ------------

Commitments and Contingencies                                                              -                      -

Minority interest                                                                  1,172,483              1,002,580

Shareholders' equity:
     Common stock                                                                    135,653                130,227
     Additional paid-in capital                                                   46,879,658             46,223,361
     Accumulated deficit                                                         (42,502,472)           (36,897,418)
     Stock subscriptions receivable                                                 (356,875)              (356,875)
                                                                                 -----------           ------------
     Total shareholders' equity                                                    4,155,964              9,099,295
                                                                                 -----------           ------------
           Total liabilities and shareholders' equity                            $16,556,438           $ 24,697,910
                                                                                 ===========           ============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                     -----------------------------      ---------------------------
                                                         2001              2000            2001              2000
                                                     -----------       -----------      -----------       ----------
Contract revenues                                    $10,524,702       $15,437,142      $22,979,933       $37,176,733

Costs and expenses:
     Cost of production                                8,459,766        12,368,178       18,975,543        30,865,415
     Selling, general and administrative               2,411,836         3,042,033        5,267,703         6,094,079
       (exclusive of all items shown below)
     Corporate                                           610,051         1,195,622        1,552,937         2,356,935
     Stock option compensation                            84,951           135,393          169,903           225,745
     Depreciation and amortization                       738,377           524,048        1,417,961         1,040,299
     Restructuring charges                                     -                 -        1,202,006                 -
                                                     -----------       -----------      -----------       -----------
Loss from operations                                  (1,780,279)       (1,828,132)      (5,606,120)       (3,405,740)

Minority interest                                        160,000                 -          160,000                 -
Interest income (expense) - net                           17,272           111,829         (157,970)          174,770
                                                     -----------       -----------      -----------       -----------

Net loss from operations before income taxes          (1,603,007)       (1,716,303)      (5,604,090)       (3,230,970)

Income tax provision                                      (1,287)           (7,295)            (964)          (11,844)
                                                     -----------       -----------      -----------       -----------
Net loss                                             $(1,604,294)      $(1,723,598)     $(5,605,054)      $(3,242,814)
                                                     ===========       ===========      ===========       ===========
Basic and diluted net loss per share                 $     (0.24)      $     (0.27)     $     (0.84)      $     (0.51)
                                                     ===========       ===========      ===========       ===========
Weighted average number of shares outstanding          6,760,000         6,423,000        6,673,000         6,379,000
                                                     ===========       ===========      ===========       ===========


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                               ----------------------------------
                                                                                    2001                 2000
                                                                                ------------         ------------
OPERATING ACTIVITIES:
     Net loss                                                                   $(5,605,054)         $(3,242,814)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
           Provision for doubtful accounts and director advances                     38,357               571,639
           Depreciation and amortization                                          1,417,961             1,040,299
           Stock option compensation expense                                        169,903               225,745
           Minority interest                                                       (160,000)                    -

           Decrease (increase) in:
                    Accounts receivable                                           3,458,584             2,921,348
                    Other receivables                                               983,266              (781,821)
                    Prepaid expenses                                                 93,480              (224,662)
                    Other assets                                                    219,908                     -
           Increase (decrease):
                    Accounts payable                                             (1,133,693)           (1,207,834)
                    Accounts payable - affiliates                                   (30,000)                    -
                    Deferred income                                              (1,093,520)              556,760
                    Other accrued expenses                                           23,481            (2,147,906)
                                                                                ------------         -------------
                        Net cash used in operation activities                    (1,617,327)           (2,289,246)
                                                                                ------------         -------------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                            (232,647)             (608,639)
     Other capital expenses                                                        (314,753)             (329,557)
                                                                                ------------         -------------
                        Net cash used in investing activities                      (547,400)             (938,196)
                                                                                ------------         -------------

FINANCING ACTIVITIES:
     Increase (decrease) in line of credit                                           24,132            (3,548,911)
     Repayment of debt                                                             (147,355)           (1,679,173)
     Proceeds from debt financings                                                        -               191,453
     Proceeds from issuance of subsidiary common stock                              590,000                     -
     Proceeds from issuance of common stock                                               -               273,977
                                                                                ------------         -------------
                        Net cash provided by (used in) financing activities         466,777            (4,762,654)
                                                                                ------------         -------------

Decrease in cash and cash equivalents                                            (1,697,950)           (7,990,096)
Cash and cash equivalents at beginning of year                                    3,099,496            15,986,385
                                                                                ------------         -------------

Cash and cash equivalents at end of period                                      $ 1,401,546           $ 7,996,289
                                                                                ============         =============


        See accompanying notes to the consolidated financial statements.

iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
June 30, 2001

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, recurring losses, negative working capital and negative cash flow from operations raise concerns as to the Company's ability to continue as a going concern. As a result, the Company's independent certified public accountants included an explanatory paragraph in their opinion provided with the Company's December 31, 2000 Consolidated Financial Statements wherein they expressed substantial doubt about the Company's ability to continue as a going concern.


NOTE 2 BUSINESS SEGMENTS

     The Company classifies its operations into two major business segments: television commercial production and the operations of WebADTV. The television commercial production operations consist of the Company's production companies:
Curious Pictures, Chelsea Pictures, and The End, which was discontinued in the first quarter of 2001. The WebADTV operation is comprised of a web enabled video asset management system that facilitates the digitization, ingestion, archiving and streaming of video. The Company evaluates performance of its segments based on several measurements. The primary financial measure used by the Company is production service income, which is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, depreciation, and amortization. Production service income measures the contribution margin generated by each of its segments. The accounting policies of the segments are the same as those described in Note 1.

                                                     Six months ended June 30, 2001 (in thousands)
                                           ----------------------------------------------------------------
                                           Television
                                           Commercial
                                           Production         WebADTV         Corporate          iNTELEFILM
                                           ----------        ---------        ----------         ----------
Revenues from external sources              $ 22,976          $      -        $     4              $22,980
Inter-segment Revenues                             -                 -              -                    -
Production service income/(loss)            $     46           $(1,009)       $(1,852)             $(2,815)
Stock option compensation                        170                 -              -                  170
Depreciation and amortization                    457               341            620                1,418
Restructuring costs and impaired assets        1,202                 -              -                1,202
Loss from operations                          (1,783)           (1,350)        (2,472)              (5,605)
Additions to long-lived assets                   213                19              -                  232
Total Assets                                $  8,396          $    987        $ 7,173              $16,556

NOTE 3: EXCHANGE OFFER

     Prior to December 31, 2000, the Company commenced an exchange offer to the shareholders of Harmony Holdings, Inc. ("Harmony") to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. This exchange offer was completed as of March 2, 2001. The Company exchanged 193,315 shares of its common stock for 2,658,081 shares of Harmony's common stock, thereby owning 90.4% of Harmony. Based on its stock price of $1.13 per share on March 2, 2001 and $206,271 in transaction costs, the Company recognized $423,750 of goodwill. On May 10, 2001, the Company completed the Harmony acquisition by merging Harmony with a wholly owned subsidiary of iNTELEFILM. In connection with the merger, the Company exchanged 51,565 shares of its common stock for the remaining 709,017 shares of Harmony that remained outstanding. In addition, the Company incurred approximately $15,000 in transactions costs and recognized $73,041 of goodwill.

NOTE 4: FUNDING FOR WebADTV

     In February and March 2001, a Company subsidiary, WebADTV, raised $590,000 through the issuance of 5,900,000 shares of WebADTV common stock and warrants to purchase 5,900,000 shares of WebADTV common stock at $0.10 per share. As of June 30, 2001, approximately 68% of the outstanding shares of common stock of WebADTV were held by the Company and approximately 32% of the outstanding shares of WebADTV common stock had been issued directly to third parties, employees, directors, and consultants pursuant to stock option plans, equity financing, and purchase agreements. WebADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of June 30, 2001, 2,881,000 of the 4,550,500 options granted under the plans have been exercised. If all options and warrants outstanding as of June 30, 2001 were exercised, the Company's ownership in WebADTV would be reduced to approximately 55%.

     Throughout 2000 and during January 2001, the Company funded the operations of WebADTV. Effective January 31, 2001, the Company's board of directors agreed to convert the amount due from the WebADTV to contributed capital concurrent with the February and March 2001 equity financing. Accordingly, in February 2001, WebADTV's debt was converted and the Company's investment in WebADTV increased by $2,605,000. In April 2001, the Company advanced to WebADTV an additional $60,000 in exchange for 600,000 shares of WebADTV's common stock and warrants to purchase an additional 600,000 shares for $0.10 per share. In May, June and July 2001, the Company advanced to WebADTV an aggregate of $310,000. These advances, if unpaid for a period of greater than 30 days, convert to demand notes payable with interest at 12% and secured by WebADTV's assets. As of July 23, 2001, $210,000 of such advances had been converted to notes payable. In connection with these advances, the Company also received a warrant to purchase 310,000 shares of WebADTV's common stock at a price equal to that of WebADTV's next equity financing. These amounts are eliminated in the consolidated financial statements.

NOTE 5: DISCONTINUATION OF HARMONY'S SUBSIDIARY, THE END:

     In February 2001, the operations of Harmony's subsidiary, The End, Inc. ("The End") were discontinued. The End consisted of The Beginning, Inc., The Moment, Inc., Serial Dreamer, Inc., Gigantic Entertainment, Inc., and Unscented, Inc. and had locations in Los Angeles and New York. The Company accrued closing costs totaling $1,202,006. These costs consist of the following: continuing contractual obligations of $735,000 and estimated office, legal, non-refundable prepayments and other administrative costs of the closure of $467,006. As of June 30, 2001, approximately, $200,000 of the continuing contractual obligations and $334,955 of other closing costs had been incurred with no adjustment necessary to the accrual. At June 30, 2001, $671,045 remained accrued. In March 2001, the Company was released from all obligations associated with the lease of the End's New York facility in exchange for the forfeiture of a portion of the security deposit. In addition to the restructure charge recognized in the first quarter of 2001, the Company also recognized a long-lived asset impairment charge of $895,500 related to The End in the last quarter of 2000. This charge includes $150,000 for goodwill, $614,000 for property and equipment and $131,500 for lease deposits. Based upon the present value of future cash flows the fair value of assets was reduced to $0. The End accounted for revenues of $0 and $4,463,607 and operating losses of $0 and $394,313 for the quarters ended June 31, 2001 and 2000, respectively. The End accounted for revenues of $531,291 and $14,171,350 and operating losses of $1,590,532 and $847,668 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 6: LINE OF CREDIT FORBEARANCE AGREEMENT

     The Company has failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation ("GE Capital"). On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. In connection with this forbearance agreement, the Company agreed to a 2% prepayment fee through July 2002. This fee had previously been 1% for the period August 2001 to July 2002.

NOTE 7: CHELSEA PICTURES OPERATING AGREEMENT AND EMPLOYMENT CONTRACT AMENDMENT

     On June 20, 2001, the Company entered into an operating agreement and employment contract amendment with members of the management of Chelsea Pictures. Under the agreement and in exchange for concessions on existing employment contract provisions, management of Chelsea Pictures received an option to purchase 20% of the issued and outstanding common stock of Chelsea Pictures. Such stock options vest as follows: 10% upon Chelsea reaching $300,000 of EBITDA for the period from July 1, 2001 to June 30, 2002; 10% upon Chelsea reaching $500,000 of EBITDA for the period from July 1, 2002 to June 30, 2003. In the event that no vesting occurs in the period July 1, 2001 to June 30, 2002, full vesting may still occur if Chelsea reaches $800,000 of EBITDA for the period July, 1, 2002 to June 30, 2003. The stock options have an exercise price of $1 for each 1% purchased. Upon vesting, management of Chelsea Pictures may exchange the options to purchase Chelsea Pictures common stock for warrants to purchase up to 270,000 shares of iNTELEFILM common stock. Such warrants will have an exercise price of $.01 per share and expire in five years from the grant date. Further, once vested, management may require Chelsea Pictures to repurchase such stock options beginning July 2003 at a valuation of Chelsea Pictures of three times the prior two year average EBITDA.

NOTE 8: RESCISSION OF COSMIC INVENTIONS ACQUISITION

     In May 2001, the sellers of Cosmic Inventions ("Cosmic") notified the Company of its default of the payment provisions of the seller note payable entered into in connection with the Company's acquisition of Cosmic. Under the note payable agreement, the seller's only remedy of the default was to affect a rescission of the acquisition transaction, which occurred effective April 30, 2001. Under the terms of the rescission, WebADTV returned 100% of the acquired Cosmic membership interests and the sellers cancelled the $650,000 note payable and returned 560,000 of 660,000 shares of WebADTV common stock issued in the acquisition transaction. Cosmic's results from operations were not material to the Company's ongoing results from operations.


NOTE 9: CHANGE IN ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $5,287,170. Amortization expense during the six-month period ended June 30, 2001 was $716,676. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 10 LEGAL PROCEEDINGS

On August 26, 1997, a former employee of Harmony Pictures commenced legal action in California against Harmony and Harmony Pictures alleging breach of employment contract. Summary judgment in favor of Harmony and Harmony Pictures was granted by the trial court and subsequently reversed by the Court of Appeals. A judgment was rendered against Harmony and Harmony Pictures for $309,000 at trial on July 24, 2001. Harmony and Harmony Pictures intend to appeal the judgment.

A bank that was a former lender to Harmony filed suit against Harmony alleging default on a $250,000 guaranteed line of credit on October 20, 1999. On February 27, 2001, the Los Angeles Superior Court entered final judgment against Harmony in the amount of $328,208.

To date, the Company has accrued $575,000 for the aforementioned judgments.

In 1999, the Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg ("the Defendants") seeking recovery of five promissory notes, aggregating $495,000, plus interest and attorney costs for a total of approximately $670,000. The United States District Court for the District of Minnesota granted summary judgment for the Company. Upon appeal by the Defendants, in February 2001, the United States Court of Appeals for the Eighth Circuit affirmed the lower courts decision holding the Defendants liable for the notes. These promissory notes had previously been written off as un-collectable, however, the Company is aggressively pursuing collection of this judgment.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although the Company believes that, in making any such statement, its expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words "anticipates," "believes," "expects," "intends," "plans," "estimates" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond its control, are set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, under the caption "Management's Discussion and Analysis or Plan of Operation - Cautionary Statement." Accordingly, the Company cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on it. The Company cautions you to keep in mind the risks described in its Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.

OVERVIEW

     The Company believes it is one of the leading independent sources of services for television commercial production within the entertainment industry, offering extensive production capability and the exclusive directorial services of certain established industry talent. Its commercial production strategy is to offer an end-to-end commercial production solution for advertising agencies, enabling them to provide the highest level of service to their clients. To do so, the Company plans to continue to seek expansion opportunities for its television commercial production service business and holdings through strategic partnerships, financed acquisitions of rental, editing, designing/marketing, post-production or music companies, and/or opportunities within its present divisions. Subject to the availability of necessary financing, the Company intends to combine a diversified group of production companies with related service companies.

     In April 2001, consistent with its efforts to explore all possible strategic alternatives and in response to an unsolicited offer for the sale of the divisions, the Company engaged an investment banker to assist in investigating and negotiating the potential sale of its production subsidiaries, Curious Pictures and Chelsea Pictures. The investigation led to the determination that Curious Pictures has greater market value than Chelsea Pictures and accordingly the Company is currently devoting its divestiture efforts on the sale of Curious Pictures. If the Company is unable to sell Curious Pictures on acceptable terms, it intends to continue to advance business in the industry.

     The Company is concentrating on the growth of its partially-owned subsidiary, WebADTV, a vertical market software company the applications of which are designed to reduce costs and increase productivity between advertising agencies and their clients. WebADTV has developed its first product, InteleSource, a web-enabled, video asset management system that provides agencies and production companies with the ability to digitize, encode, archive and stream television commercials. Before the introduction of digital management of creative libraries using InteleSource, most advertising agencies and their clients managed their entire creative libraries using bulky and costly reels of film. WebADTV also plans to develop a related set of tools aimed at specific aspects of the advertising campaign workflow. Via the development of hosted applications for the advertising agency industry, WebADTV anticipates generating revenues through software licensing and hardware sales, on-line digital storage and service income and commissions.

SIX-MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The Company's operating results, expressed as a percentage of total revenue, were as follows:

                                                                       Six-Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                    2001               2000
                                                                  --------          --------
Net sales:
         Commercial income                                          99.7%             99.7%
         Insurance income                                            0.1%              0.1%
         New system sales                                              -                 -
         Other sales                                                 0.2%              0.2%
                                                                  ------            ------
   Television commercial production                                 99.9              99.9
   WebADTV                                                           0.1               0.1
   Corporate                                                           -                 -
                                                                  ------            ------
Total net sales                                                    100.0             100.0
Cost of sales                                                       82.6              83.0
                                                                  ------            ------
Gross Profit                                                        17.4              17.0

Selling, general and administrative                                 22.9              16.4
Corporate                                                            6.8               6.3
Stock option compensation                                            0.7               0.6
Depreciation and amortization                                        6.2               2.8
Restructuring charges                                                5.2                 -
                                                                  ------            ------
Loss from operations                                               (24.4)             (9.1)
Interest income (expense) - net                                     (0.6)              0.5
Income tax provision                                                (0.0)             (0.0)
                                                                  ------            ------
Net loss                                                           (25.0)%            (8.6)%
                                                                  ======            ======

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2001 AND JUNE 30, 2000

     The Company's total revenues decreased $4,912,000 from $15,437,000 in the second quarter of 2000 to $10,525,000 in the second quarter of 2001. The Company's revenues for the six-months ended June 30, 2001 decreased from $37,177,000 in 2000 to $22,980,000 in 2001, a $14,197,000 reduction. The End, which discontinued operations in February 2001, accounted for revenues totaling $4,464,000 and $14,171,000 during the three and six-months ended June 30, 2000, respectively. During the second quarter of 2001, revenues at Curious Pictures and Chelsea Pictures decreased $1,585,000 from $11,529,000 in the second quarter of 2000 to $9,413,000 in 2001. DCode had total revenue in the second quarter of 2001 of $573,000 compared to $126,000 in the same quarter of 2000. For the six-months ended June 30, 2001, Curious Pictures sales decreased by $844,000 from revenues of $22,316,000 in 2000 to 21,472,000 in 2001. Chelsea Pictures revenues increased by $282,000 and DCode increased by $784,000 from the six months ended June 30, 2000 compared to the same period in 2001.

     Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 80.4% in the second quarter 2001 compared to 80.1% in the second quarter of 2000. Year to date, cost of production was 82.6% in 2001 representing a 0.4% decrease in the overall cost over the first half results of 2000 of 83.0%.

     Selling expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in securing television commercial contracts. Selling costs for the Company as a whole decreased $171,000 and $620,000 during the three and six-months ended June 30, 2001, respectively. The End, which discontinued operations in February 2001, incurred selling expense of $48,000 and $620,000 in the six months ended June 30, 2001 and 2000, respectively. The End incurred no selling costs in the second quarter of 2001. The Company's subsidiary, WebADTV, incurred $62,000 in selling expenses in the second quarter 2001, a decrease from $117,000 for the first quarter of 2001 resulting primarily from a reduction of salary expense. Chelsea Pictures selling expenses decreased $39,000 from $262,000 in the first quarter of 2001 to $223,000 in the second quarter of 2001, resulting from a decrease in sales commissions.

     General and administrative expenses at the operating company level consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative costs for the Company as a whole decreased $459,000 and $206,000 for the three and six-months ended June 30, 2001, respectively. General and administrative expenses for The End, discontinued in the first quarter of 2001, were $254,000 and $1,392,000 in the six-months ending June 30, 2001 and 2000, respectively. The End incurred no general and administrative expenses in the second quarter of 2001. General and administrative expenses at Chelsea Pictures decreased to $600,000 in the second quarter of 2001 from $705,000 in the first quarter of 2001, for a total expense of $1,305,000 in the first half of 2001. WebADTV realized a decrease of $14,000 in the first half of 2001 in general and administrative expenses compared to the same period of 2000. WebADTV's total expense decreased from $448,000 in the first quarter of 2000 to $270,000 in the second quarter of 2001. The majority of this decrease was due to a decrease in payroll expense and a decrease in consulting fees.

     Stock option compensation was $85,000 in the first quarter of 2001 and was the same in the second quarter of 2001 for a total of $170,000 in the first half of 2001. The total expense for all periods shown was related to stock options granted to Curious Pictures management.

     Corporate charges incurred in the second quarter of 2001 were $610,000 and $1,196,000 in the second quarter of 2000. During the first half of 2001, corporate charges decreased from $2,357,000 in 2000 to $1,553,000. The decrease was related to restructuring plans implemented in January 2001. Corporate salaries and related benefits were significantly reduced through the elimination of several positions as part of a restructuring plan that management began implementing in January 2001.

     Depreciation and amortization expenses incurred in the second quarter of 2001 were $738,000 and $524,000 in the second quarter of 2000. The $214,000 increase was primarily a result of amortizing WebADTV software licenses capitalized subsequent to second quarter 2000.

     Net interest income was $17,000 in the second quarter of 2001 compared to $112,000 in the second quarter of 2000. The interest expense in the second quarter of 2001 was due to the Company utilizing its line of credit. The interest income in 2000 was earned on the Company's excess working cash balance.

     A tax provision of $1,000 and $12,000 for state tax minimum fees was recorded in the first half of 2001 and 2000, respectively.

     A restructuring charge was incurred in the first quarter of 2001 in the amount of $1,202,000. This is a one-time charge relating to the discontinuation of operations of Harmony's operating division, The End.

     A net loss of $1,604,000 was recognized in the second quarter of 2001 compared to a net loss of $1,724,000 in the second quarter of 2000. Year to date, the Company has incurred a $5,605,000 net loss. The magnitude of the 2001 net loss was impacted significantly by the following factors: a net loss of $1,590,000 associated with Harmony's subsidiary, The End, operations of which ceased in February 2001; a net loss of $1,333,000 associated with WebADTV which was, in part self-funded by a private placement of the subsidiary's common stock; and a net loss of $586,000 at Chelsea Pictures related to decreased advertising demand as a result of the first quarter economic slow-down.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     During the six months ended June 30, 2001, the Company incurred a net loss of $5,605,054 and used $1,617,000 in cash for operations resulting in a working capital deficit of $3,604,000 compared to a deficit of $148,000 at December 31, 2001. Additionally, the Company has failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation. On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. As a result of the Company's recurring losses, negative working capital and negative cash flow from operations, the Company's independent certified public accountants included an explanation paragraph in their opinion on the Company's December 31, 2000 Consolidated Financial Statements wherein they expressed a substantial doubt about its ability to continue as a going concern.


Components of Working Capital Deficit

     On June 30, 2001, $2,289,000 of the Company's working capital deficit related to the discontinuance of operations of The End. Additionally, $400,000 of the Company's short-term debt relates to an alleged payment due on the Company's software license agreement. The Company disputes the software license vendor's May 10, 2001 assertion that the amount has come due in connection with the completion of the WebADTV private placement in February 2001. The software license vendor has not taken any action to collect the amount alleged to be due except to assert the termination of the exclusivity provision of the agreement. The Company anticipates continuing negotiations with the software vender to redefine both the exclusivity and payment terms of the software agreement.

Short-Term Liquidity Plans

     In response to these adversities, management is implementing the following plans. During the first quarter of 2001, the Company began executing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and WebADTV operating expenses. During the first quarter of 2001, the Company began the process of discontinuing the operations of The End. The End had been adversely affected by the SAG strike as the well as by the non-renewal of several key commercial director contracts. The Company has also reduced corporate and WebADTV operating expenses during the first quarter of 2001 by eliminating several positions, thereby reducing payroll and benefits costs. The Company moved to smaller, less expensive corporate and WebADTV facilities to accommodate its smaller staff in August 2001. Additionally, WebADTV funded its own operations for the period from February 1 to April 15 as a result of a private placement of its common stock that generated net proceeds of approximately $590,000. However, WebADTV will require additional financing in 2001 to continue its operations and iNTELEFILM has provided $310,000 of such funding to date in April, May, June and July 2001 (See Note 4).

     The Company may also seek to advance its business strategy by diversifying or selling its existing business holdings, or by seeking to raise capital directly or through its subsidiary WebADTV. The Company has engaged an investment banker to assist in negotiating the potential sale of its production subsidiaries and its divestiture efforts are now concentrated primarily on the sale of Curious Pictures. The investment banking firm has initiated a general market solicitation from the sale of Curious Pictures and is in the process of responding to inquiries. If the Company is unable to sell Curious Pictures on acceptable terms, it plans to maintain and grow the business of Curious Pictures in the industry.

     The Company will require additional financing to continue its operations to support its commercial production operations and the advancement of the lawsuit against ABC/Disney. There can be no assurance that the Company will obtain such financing when required, or that such financing, if available, will be on terms acceptable or favorable to us. Additional financing could require the Company to sell additional equity securities, which would result in dilution to its current shareholders. If such financing is not available, the Company may be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to its operations and prospects. Further, the Company estimates that the advancement of WebADTV will require minimum additional financing during 2001 ranging from $1.0 to $2.0 million. Such financing may be provided by iNTELEFILM or through the direct sale of WebADTV equity securities that would further dilute the Company's ownership interest. If WebADTV is not able to obtain such financing, or financing on acceptable terms, it could cause a delay in the implementation of WebADTV's strategy. If WebADTV is not able to obtain additional working capital, it may be forced to cease operations.

     As more fully described in Part II, Item 1 "Legal Proceedings", the Company has outstanding judgment awards that total $637,000. The payment of these judgments will have an adverse affect on the Company's cash position. To date, the Company has accrued $575,000 for the aforementioned judgments.

     Consolidated cash was $1,402,000 at June 30, 2001 and $3,099,000 at December 31, 2000 a decrease of $1,697,000.

     Cash used in operating activities during the second quarter of 2001 was $1,617,000. Accounts receivable at June 30, 2001 decreased $3,497,000 from December 31, 2000. Other receivables at June 30, 2001 decreased $983,000 from December 31, 2000, and prepaid expenses at June 30, 2001 decreased $94,000 during the same period. Accounts payable at June 30, 2001 decreased $1,133,000 from December 31, 2001, accrued expenses at June 30, 2001 increased $23,000 from December 31, 2001, and deferred income decreased $1,094,000 during the same period. The changes in the balance sheet that affect cash-flow occured primarily because the Company's operations are derived from large contracts that typically range from $100,000 to $1,000,000 and these contracts are at various stages of completion at any given point in time. Additionally, the discontinuation of operations of The End accounted for a significant portion of the difference between the net loss from operations of $5,604,000 and the cash used in operations of $1,617,000 as collections of existing receivables at the End were utilized primarily to fund current discontinuation expenses with limited payments to existing vendors.

    During the second quarter 2001, net cash used in investing activities was $547,000 and was used for capital expenditures.

     Cash provided by financing activities amounted to $467,000 during the second quarter of 2001. This amount related to the use of a bank line of credit and the issuance of subsidiary common stock.

Seasonality and Inflation

     The Company does not believe that seasonality or inflation have affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $5,287,170. Amortization expense during the six-month period ended June 30, 2001 was $716,676. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

     On August 26, 1997, Ron Hoffman, a former Harmony Pictures employee, commenced legal action in Superior Court of the State of California against Harmony Holdings and Harmony Pictures alleging breach of employment contract. Summary judgment in favor of Harmony Holdings and Harmony Pictures was granted by the trial court and subsequently reversed by the Court of Appeals. Judgment for $309,000 was rendered against Harmony Holdings and Harmony Pictures at trial on July 24, 2001. Appeal of the judgment has commenced.

     The Company filed suit against ABC/Disney in the United States District Court for the District of Minnesota on September 26, 1996. On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in favor of the Company in connection with litigation for breach of contract and misappropriation of trade secrets that the Company had commenced against ABC Radio and Disney and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets against Disney. On January 15, 1999, the court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC Radio and Disney misappropriated its trade secret information; however, the court disagreed with the jury's conclusions that the evidence showed that those actions caused the Company damages and that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. The Company filed a Notice of Appeal in February 1999. Following its February 16, 2000 oral argument to the Eighth Circuit Court of Appeals in St. Paul, Minnesota, on April 10, 2001, the Eighth Circuit Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages. The Company intends to vigorously pursue its claim in a trial for damages and, to this end, certain personnel and financial resources will be used. A scheduling conference has been set for August 21, 2001.

     The Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg to collect on several unpaid promissory notes and guarantees totaling $495,999 on June 2, 1999. On March 31, 2000, United States District Court entered summary judgment in favor of the Company in the amount of $495,000 plus interest and collection costs. On May 10, 2000, an additional $163,818 in accrued interest and $14,017 in attorneys' fees was awarded. On appeal, the Eighth Circuit affirmed the award. Collection of this judgment has commenced.

     Imperial Bank filed suit against Harmony Holdings alleging default on a $250,000 guaranteed line of credit on October 20, 1999. On February 27, 2001, the Los Angeles Superior court entered final judgment against

Harmony Holdings in the amount of $328,208. On July 2, 2001 Harmony Holdings received notice of entry of foreign judgment in Minnesota.

     Except as described above, the Company was not a party to any material legal proceedings as of July 20, 2001.

ITEM 2 Changes in Securities and Use of Proceeds

     Not Applicable

ITEM 3 Defaults upon Senior Securities

     The Company has failed to comply with certain financial covenants relating to minimum net tangible worth, losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation ("GE Capital"). On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. In connection with this forbearance agreement, the Company agreed to a 2% prepayment fee through July 2002. This fee had previously been 1% for the period August 2001 to July 2002.


ITEM 4 Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5 Other Information

     Not applicable.

ITEM 6 Exhibits and Reports on Form 8-K

     See "Index to Exhibits."

(b)  Reports on Form 8-K

     On February 26, 2001, the Company filed a Current Report on Form 8-K relating to the discontinuation of operations of The End, a subsidiary of Harmony Holdings, Inc. On May 15, 2001 the Company filed Current Reports on Form 8-K relating to the Nasdaq delisting notice and the Company's completion of the acquisition of Harmony Holdings, Inc.

     The Company filed no other Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       iNTELEFILM Corporation


Date: August 14, 2001                  By /s/ Richard A. Wiethorn
                                          --------------------------------------
                                          Richard A. Wiethorn
                                          Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
10.33             June 19, 2001 General Electric Capital Corporation Forbearance Agreement