Form 10-Q
period 2001-09-30
INTELEFILM CORP
filed 2001-11-14
CIK 882160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of November 12, 2001, the issuer had outstanding 6,832,646 shares of common stock.

================================================================================

                                                                                                               PAGE
                                                                                                               ----
PART I    FINANCIAL INFORMATION..................................................................................1

          Item 1  Financial Statements...........................................................................1
          Item 2  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................9
          Item 3  Quantitative and Qualitative Disclosures About Market Risk....................................14

PART II   OTHER INFORMATION.....................................................................................14

          Item 1  Legal Proceedings.............................................................................14
          Item 2  Changes in Securities and Use of Proceeds.....................................................15
          Item 3  Defaults upon Senior Securities...............................................................15
          Item 4  Submission of Matters to a Vote of Security Holders...........................................15
          Item 5  Other Information.............................................................................15
          Item 6  Exhibits and Reports on Form 8-K..............................................................15

SIGNATURES......................................................................................................16

EXHIBIT INDEX...................................................................................................17

                                     PART I

ITEM 1 Financial Statements

                             iNTELEFILM CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,       December 31,
                                                                    2001              2000
                                                                (Unaudited)         (Audited)
                                                                ------------       ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $    773,380       $  3,099,496
     Accounts receivable, net of allowance for doubtful
        accounts of $1,000 and $27,600, respectively               3,190,753          7,127,026
     Unbilled accounts receivable                                    469,019          1,122,888
     Accounts receivable - affiliates net allowance of
        $324,835 and $324,835, respectively                          141,981             82,448
     Other accounts receivable                                       981,013            590,956
     Prepaid expenses                                              1,103,100          1,138,738
     Other current assets                                            909,770            676,294
                                                                ------------       ------------
           Total current assets                                    7,569,016         13,837,846
                                                                ------------       ------------
Property and equipment, net                                        2,606,902          3,373,844
Intangible assets, net                                             5,197,508          7,014,358
Other assets                                                              --            471,862
                                                                ------------       ------------
           Total assets                                         $ 15,373,426       $ 24,697,910
                                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $  4,202,712       $  4,921,347
     Accounts payable - affiliates                                        --             30,000
     Accrued income taxes                                             30,000             30,000
     Deferred revenue                                              1,882,442          2,938,268
     Other accrued expenses                                        5,083,266          4,664,376
     Line of credit                                                  481,157            198,847
     Short-term debt                                                      --          1,087,731
     Long-term debt - current maturities                             157,717            115,134
                                                                ------------       ------------
           Total current liabilities                              11,837,294         13,985,703
                                                                ------------       ------------
Long-term debt, less current maturities                              420,223            610,332
                                                                ------------       ------------
           Total liabilities                                      12,257,517         14,596,035
                                                                ------------       ------------
Commitments and Contingencies                                             --                 --
Minority interest                                                  1,322,484          1,002,580
                                                                ------------       ------------
Shareholders' equity:
     Common stock                                                    136,652            130,227
     Additional paid-in capital                                   46,948,125         46,223,361
     Accumulated deficit                                         (45,242,602)       (36,897,418)
     Stock subscriptions receivable                                  (48,750)          (356,875)
                                                                ------------       ------------
     Total shareholders' equity                                    1,793,425          9,099,295
                                                                ------------       ------------
           Total liabilities and shareholders' equity           $ 15,373,426       $ 24,697,910
                                                                ============       ============

        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                 ---------------------------------    -------------------------------
                                                      2001                2000             2001             2000
                                                 ---------------   ---------------    -------------   ---------------
Contract revenues                                $     8,716,020   $    14,012,221    $  31,695,953   $    51,188,954
Costs and expenses:
     Cost of production                                7,148,648        11,865,234       26,124,191        42,730,649
Selling, general and administrative
     (exclusive of all items shown below)              2,073,987         3,125,644        7,341,690         9,219,723
     Corporate                                         1,180,702           906,895        2,733,639         3,263,830
     Stock option compensation                           150,001            84,952          319,904           310,697
     Depreciation and amortization                       643,613           557,567        2,061,574         1,597,866
     Restructuring charges                                    --                --        1,202,006                --
                                                 ---------------   ---------------    -------------   ---------------
Loss from operations                                  (2,480,931)       (2,528,071)      (8,087,051)       (5,933,811)
Loss on sale of subsidiary stock and assets                   --           (18,078)              --           (18,078)
Other income (expenses) - net                             11,646                             53,810
Minority interest                                             --                --          160,000                --
Interest income (expense) - net                         (268,425)           23,731         (468,559)          198,501
                                                 ---------------   ---------------    -------------   ---------------
Net loss from operations before income taxes          (2,737,710)       (2,522,418)      (8,341,800)       (5,753,388)
Income tax provision                                       2,488            39,514            3,452            51,358
                                                 ---------------   ---------------    -------------   ---------------
Net loss                                         $    (2,740,198)  $    (2,561,932)   $  (8,345,252)  $    (5,804,746)
                                                 ===============   ===============    =============   ===============
Basic and diluted net loss per share             $         (0.40)  $         (0.40)   $       (1.24)  $         (0.91)
                                                 ===============   ===============    =============   ===============
Weighted average number of shares outstanding          6,794,000         6,484,000        6,712,000         6,412,000
                                                 ===============   ===============    =============   ===============

        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 -------------------------------
                                                                                     2001                 2000
                                                                                 ------------       ------------
OPERATING ACTIVITIES:
     Net loss                                                                    $ (8,345,252)      $ (5,804,746)
     Adjustments to reconcile net loss to net cash used in
        Operating activities:
           Loss on sales of subsidiary stock and assets                                    --             18,078
           Provision for doubtful accounts, stock subscriptions
              and director advances                                                   334,725            731,475
           Depreciation and amortization                                            2,061,574          1,597,866
           Stock and stock option expense                                             344,904            310,697
           Minority interest                                                         (160,000)                --
           Decrease (increase) in:
                    Accounts receivable                                             3,909,674          5,853,105
                    Other receivables                                                 204,279         (1,436,373)
                    Prepaid expenses                                                   72,510            335,264
                    Other assets                                                      638,386                 --
           Increase (decrease):
                    Accounts payable                                                 (718,635)        (1,354,887)
                    Accounts payable - affiliates                                     (30,000)                --
                    Deferred income                                                (1,055,826)        (2,399,512)
                    Other accrued expenses                                            334,195         (1,635,011)
                                                                                 ------------       ------------
                        Net cash used in operating activities                      (2,409,466)        (3,784,044)
                                                                                 ------------       ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (382,756)        (1,194,601)
     Other capital expenses                                                          (258,678)          (891,353)
                                                                                 ------------       ------------
                        Net cash used in investing activities                        (641,434)        (2,085,954)
                                                                                 ------------       ------------

FINANCING ACTIVITIES:
     Increase (decrease) in line of credit                                            282,310         (3,154,174)
     Repayment of debt                                                               (147,526)        (1,776,270)
     Proceeds from debt financings                                                         --            221,454
     Repurchase of common stock                                                            --            (32,223)
     Proceeds from issuance of subsidiary common stock                                590,000                 --
     Proceeds from issuance of common stock                                                --            306,953
                                                                                 ------------       ------------
                        Net cash provided by (used in) financing activities           724,784         (4,434,260)
                                                                                 ------------       ------------

Decrease in cash and cash equivalents                                              (2,326,116)       (10,304,258)
Cash and cash equivalents at beginning of year                                      3,099,496         15,986,385
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $    773,380       $  5,682,127
                                                                                 ============       ============

        See accompanying notes to the consolidated financial statements.

iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
September 30, 2001

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

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

NOTE 2   BUSINESS SEGMENTS

         The Company classifies its operations into two major business segments: television commercial production and the operations of WebADTV. The television commercial production operations consist of the Company's production companies:
Curious Pictures, Chelsea Pictures, and DCode. WebADTV is a vertical market software company the applications of which are designed to protect and leverage media assets online. The Company evaluates performance of its segments based on several measurements. The primary financial measure used by the Company is production service income, which is defined as earnings before interest, taxes, stock-based compensation, corporate overhead, depreciation, and amortization. Production service income measures the contribution margin generated by each of its segments. The accounting policies of the segments are the same as those described in Note 1.

                                        Nine months ended September 30, 2001 (in thousands)
                         --------------------------------------------------------------------------
                         Television
                         Commercial
                         Production                WebADTV              Corporate       iNTELEFILM
                         -----------            -------------        ------------       -----------
Revenues
 from external
 sources                 $    31,484            $         193        $         19       $    31,696
Inter-segment
 revenues                         --                       --                  --                --
Production
 service
 (loss)                  $      (555)           $      (1,161)       $     (2,636)      $    (4,352)
Stock option
 compensation                    320                       --                  --               320
Depreciation and
 amortization                  1,505                      453                 104             2,062
Restructuring costs
 and impaired assets           1,202                       --                  --             1,202

                                      Nine months ended September 30, 2001 (in thousands)
                         ---------------------------------------------------------------------------
                         Television
                         Commercial
                         Production                WebADTV              Corporate       iNTELEFILM
                         -----------            -------------        ------------       -----------
Loss from
 operations                  (2,753)                 (1,614)            (3,720)               (8,087)
Additions to long-
 lived assets                   354                      22                  6                   382
Total assets             $    7,715               $   1,329           $  6,329            $   15,373


NOTE 3: EXCHANGE OFFER

         Prior to December 31, 2000, the Company commenced an exchange offer to the shareholders of Harmony Holdings, Inc. ("Harmony") to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. This exchange offer was completed as of March 2, 2001. The Company exchanged 193,315 shares of its common stock for 2,658,081 shares of Harmony's common stock, thereby owning 90.4% of Harmony. Based on its stock price of $1.13 per share on March 2, 2001 and $206,271 in transaction costs, the Company recognized $423,750 of goodwill. On May 10, 2001, the Company completed the Harmony acquisition by merging Harmony with a wholly owned subsidiary of iNTELEFILM. In connection with the merger, the Company exchanged 51,565 shares of its common stock for the 709,017 shares of Harmony that remained outstanding. In addition, the Company incurred approximately $57,000 in transactions costs and recognized $115,157 of goodwill.

NOTE 4:  FUNDING FOR WebADTV

         In February and March 2001, a Company subsidiary, WebADTV, raised $590,000 through the issuance of 5,900,000 shares of WebADTV common stock and warrants to purchase 5,900,000 shares of WebADTV common stock at $0.10 per share. As of September 30, 2001, approximately 68% of the outstanding shares of common stock of WebADTV were held by the Company and approximately 32% of the outstanding shares of WebADTV common stock had been issued directly to third parties, employees, directors, and consultants pursuant to stock option plans, equity financing, and purchase agreements. WebADTV has reserved an aggregate of 10,000,000 shares of its common stock under its two stock option plans. As of September 30, 2001, 2,881,000 of the 4,550,500 options granted under the plans had been exercised. If all options and warrants outstanding as of September 30, 2001 were exercised, the Company's ownership in WebADTV would be reduced to approximately 55%.

         Throughout 2000 and during January 2001, the Company funded the operations of WebADTV. Effective January 31, 2001, the Company's board of directors agreed to convert the amount due from the WebADTV to contributed capital concurrent with the February and March 2001 equity financing. Accordingly, in February 2001, WebADTV's debt was converted and the Company's investment in WebADTV increased by $2,605,000. In April 2001, the Company advanced to WebADTV an additional $60,000 in exchange for 600,000 shares of WebADTV's common stock and warrants to purchase an additional 600,000 shares for $0.10 per share. In May through September 2001, the Company advanced to WebADTV an aggregate of $497,000. These advances, if unpaid for a period of greater than 30 days, convert to demand notes payable with interest at 12% and secured by WebADTV's assets. As of September 30, 2001, $450,000 of such advances had been converted to notes payable. In connection with these advances, the Company also received a warrant to purchase 497,000 shares of WebADTV's common stock at a price equal to that of WebADTV's next equity financing. These amounts are eliminated in the consolidated financial statements.

NOTE 5:  DISCONTINUATION OF HARMONY'S SUBSIDIARY, THE END:

         In February 2001, the operations of Harmony's subsidiary, The End, Inc. ("The End") were discontinued. The End consisted of The Beginning, Inc., The Moment, Inc., Serial Dreamer, Inc., Gigantic Entertainment, Inc., and Unscented, Inc. and had locations in Los Angeles and New York. The Company accrued closing costs totaling $1,202,006. These costs consist of the following: continuing contractual obligations of $735,000 and estimated office, legal, non-refundable prepayments and other administrative costs of the closure of $467,006. As of September 30, 2001, approximately, $200,000 of the continuing contractual obligations and $334,955 of other closing costs had been incurred with no adjustment necessary to the accrual. At September 30, 2001, $661,446 remained accrued. In March 2001, the Company was released from all obligations associated with the lease of The End's New York facility in exchange for the forfeiture of a portion of the security deposit. In addition to the restructure charge recognized in the first quarter of 2001, the Company also recognized a long-lived asset impairment charge of $895,500 related to The End in the last quarter of 2000. This charge included $150,000 for goodwill, $614,000 for property and equipment and $131,500 for lease deposits. Based upon the present value of future cash flows the fair value of assets was reduced to $0. The End accounted for revenues of $0 and $1,680,000 and operating losses of $0 and $761,000 for the quarters ended September 30, 2001 and 2000, respectively. The End accounted for revenues of $531,000 and $15,853,000 and operating losses of $1,591,000 and $1,512,000 for the nine months ended September 30, 2001 and 2000, respectively.

         In October 2001, the Company reached an agreement with the landlord of The End's Los Angeles facility under which the landlord released the Company from all obligations associated with the lease in exchange for a note payable in the amount of $300,000 and warrants to purchase 250,000 shares of the Company's common stock. The warrants have exercise prices as follows: 150,000 of the warrants are exercisable at a price of $2.00 per share and the note payable may be used as payment of the exercise price; 100,000 of the warrants are exercisable at a price of $0.25 per share. The warrants expire in October 2006.

NOTE 6:  LINE OF CREDIT FORBEARANCE AGREEMENT

         The Company has failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation ("GE Capital"). On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. In connection with this forbearance agreement, the Company agreed to a 2% prepayment fee through July 2002. This fee had previously been 1% for the period August 2001 to July 2002. In October 2001, the Company repaid the line of credit in full and has accrued the prepayment penalty of $140,000 and wrote-off unamortized capitalized loan costs of $70,000 as interest expense in the quarter ended September 30, 2001.

NOTE 7:  CHELSEA PICTURES OPERATING AGREEMENT AND EMPLOYMENT CONTRACT AMENDMENT

         On June 20, 2001, the Company entered into an operating agreement and employment contract amendment with members of the management of Chelsea Pictures. Under the agreement and in exchange for concessions on existing employment contract provisions, management of Chelsea Pictures received an option to purchase 20% of the issued and outstanding common stock of Chelsea Pictures. Such stock options vest as follows: 10% upon Chelsea reaching $300,000 of EBITDA for the period from July 1, 2001 to June 30, 2002; 10% upon Chelsea reaching $500,000 of EBITDA for the period from July 1, 2002 to June 30, 2003. In the event that no vesting occurs in the period July 1, 2001 to June 30, 2002, full vesting may still occur if Chelsea reaches $800,000 of EBITDA for the period July, 1, 2002 to June 30, 2003. The stock options have an exercise price of $1.00 for each 1% purchased. Upon vesting, management of Chelsea Pictures may exchange the options to purchase Chelsea Pictures common stock for warrants to purchase up to 270,000 shares of the Company's common stock. Such warrants will have an exercise price of $.01 per share and expire in five years from the grant date. Further, once vested, management may require Chelsea Pictures to repurchase such stock options beginning July 2003 at a valuation of Chelsea Pictures of three times the prior two year average EBITDA. The Company will recognize stock option compensation for the agreement under the variable method of accounting based on the estimated fair market value of the stock option put. The Company has recognized $20,000 of such compensation in the quarter ended September 30, 2001.

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

NOTE 9:  CANCELLATION OF THE SEVERANCE POLICY

On April 23, 2001, the Board of Directors accepted director Mr. Richard W. Perkins' request that he receive no compensation under the Severance Policy dated January 2000 and effective April 1999. In September 2001, the Company entered into an agreement with its former CEO, Christopher T. Dahl, providing for the cancellation of Mr. Dahl's rights under the Serverance Policy, the terms of which are set forth in Note 11 below.

NOTE 10:  BRIDGE NOTES PAYABLE

In October 2001, the Company closed on $1,530,000 of bridge notes payable with warrants to purchase 300,000 shares of the Company's common stock. The bridge notes payable carry an interest rate of 12% payable quarterly and were sold at a discount of 98% of face value resulting in proceeds of $1,500,000. The notes are due upon the earlier of i) 18 months, ii) the sale of Curious Pictures, or iii) an award or settlement of the ABC/Disney lawsuit. The notes payable carry an additional lending fee payable when the notes become due equal to 4% of the face value if repaid in the first six months, 8% if repaid in months 7-12, 12% if repaid in months 13-18. The notes are secured by the assets of Chelsea and Curious Pictures and are subordinated to any existing or future senior debt holder. The warrants carry an exercise price of $1.00 and expire in October 2006. The Company utilized the proceeds for working capital purposes and financing WebADTV. The WebADTV financing was facilitated by the Company's purchase of 6,666,667 shares of WebADTV common stock and warrants to purchase 6,666,667 shares of WebADTV common stock for $1,000,000 thereby increasing the Company's ownership of WebADTV to 73.9% and 54.0% on a primary and fully diluted basis, respectively.

NOTE 11:  EMPLOYMENT, CONSULTING AND SEVERANCE AGREEMENTS

         In September 2001 the Company and its former Chief Executive Officer reached an employment agreement whereby the former CEO will continue as an employee of the Company for three years. Under the agreement and as compensation for ongoing responsibilities concerning the production companies and the ABC/Disney litigation, the former CEO will receive a salary of $175,000 per annum and shall be reimbursed for administrative, travel and office expenses up to an additional $50,000 per annum for a maximum of three years. The Company also agreed to pay the former CEO a portion of an award, if any, from the ABC/Disney lawsuit, equal to 2.75% of the award net of all litigation and tax expenses. As further consideration for the former CEO's release of the Company's obligation to pay approximately $1.5 million in accordance with the terms of the Severance Policy effective April 1999, the Company agreed to forgive stock subscription receivables and the related interest totaling $386,621.

         In October 2001, the Company hired a new CEO and President. In accordance with the terms of the employment agreement, the CEO received non-qualified options to purchase 1,000,000 shares of the Company's common stock for $0.85 per share. These options vest over three years and expire in September 2011. The new CEO and President also received 1,500,000 incentive stock options and 11,489,333 non-qualified stock options to purchase shares of WebADTV for $0.10 per share. These options vest over three years and expire in September 2011.

         In October 2001, the Company entered into a consulting agreement with a former officer of the Company in connection with the ABC/Disney litigation. According to the terms of the consulting agreement, the officer received options to purchase 93,192 shares of the Company's common stock for $1.00 per share. The options vested immediately and expire in August 2004. Further, the Company agreed to pay the officer a portion of an award, if any, from the ABC/Disney lawsuit equal to a 1.5% of an award, if any, net of all litigation and tax expenses.

NOTE 12:  AMENDMENT TO SOFTWARE LICENSE AGREEMENT

In October 2001, WebADTV amended its software license agreement with Convera Technology, Inc. (f/k/a Excalibur Technologies Corporation) ("Convera") that was originally entered into in July 2000. Under the amendment, payments due under the original agreement totaling $475,000 were restructured to be payable as follows: $200,000 upon execution of the amendment, $75,000 in January 2002, $100,000 in March 2002 and

$100,000 in June 30, 2002. The amendment also terminates the Company's advertising agency exclusivity which was due to expire in January 2002. The amended software agreement expires in October 2003 and provides for renewal beyond this initial term under similar financial terms. To terminate the agreement, notice of at least one year by either party is required.

NOTE 13:  CHANGE IN ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to September 30, 2001, the net carrying amount of goodwill is $5,198,000. Amortization expense during the nine-month period ended September 30, 2001 was $1,237,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

NOTE 14:  LEGAL PROCEEDINGS

         On August 26, 1997, a former employee of Harmony Pictures, Inc. ("Harmony Pictures") commenced legal action in California against Harmony Holdings, Inc. ("Harmony") and Harmony Pictures alleging breach of employment contract. Summary judgment in favor of Harmony and Harmony Pictures was granted by the trial court and subsequently reversed by the Court of Appeals. A judgment in the amount of $309,000 was rendered against Harmony and Harmony Pictures at trial on July 24, 2001. Harmony and Harmony Pictures intend to appeal the judgment.

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

OVERVIEW

         The Company is an independent source of services for television commercial production within the entertainment industry, offering extensive production capability and the exclusive directorial services of certain established industry talent. Its commercial production strategy is to offer an end-to-end commercial production solution for advertising agencies, enabling them to provide the highest level of service to their clients. Historically, the Company sought expansion opportunities for its television commercial production service business and holdings through strategic partnerships, financed acquisitions of rental, editing, designing/marketing, post-production or music companies, and/or opportunities within its present divisions. In April 2001, consistent with its efforts to explore all possible strategic alternatives and in response to an unsolicited offer for the sale of the divisions, the Company engaged an investment banker to assist in investigating and negotiating the potential sale of its production subsidiaries, Curious Pictures and Chelsea Pictures. The investigation led to the determination that Curious Pictures has greater market value than Chelsea Pictures and accordingly the Company is currently devoting more of its divestiture efforts on the sale of Curious Pictures than on the sale of Chelsea Pictures. If the Company is unable to sell Curious Pictures on acceptable terms, it intends to continue to advance the business in the industry.

         The Company is concentrating on the growth of its operating subsidiary, WebADTV, a vertical market software company the applications of which are designed to protect and leverage media assets online. WebADTV has developed its first product, InteleSource, a web-enabled, video asset management system that provides clients with the ability to digitize, encode, archive and stream video via ASP hosted and client intranet installations. Before the introduction of digital management of media assets, businesses that utilize video content primarily managed their creative libraries using bulky and costly reels of film. WebADTV anticipates generating revenues through software licensing and hardware sales, on-line digital storage and service income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

The Company's operating results, expressed as a percentage of total revenue, were as follows:

                                                    Nine Months Ended
                                                       September 30,
                                                  ----------------------
                                                  2001              2000
                                                  ----              ----
Net sales:
         Commercial income                        99.6%             99.7%
         Insurance income                          0.1%              0.1%
         New system sales                           --                --

                                             Nine Months Ended
                                                September 30,
                                            -------------------
                                            2001          2000
                                            ----          ----
         Other sales                         0.2%           0.2%
                                           -----          -----
   Television commercial production         99.9          100.0
   WebADTV                                   0.1             --
   Corporate                                  --             --
                                           -----          -----
Total net sales                            100.0          100.0
Cost of sales                               82.4           83.5
                                           -----          -----
Gross Profit                                17.6           16.5
Selling, general and administrative         23.2           18.0
Corporate                                    8.6            6.4
Stock option compensation                    1.0            0.6
Depreciation and amortization                6.5            3.1
Restructuring charges                        3.8             --
                                           -----          -----
Loss from operations                       (25.5)         (11.6)
Minority interest                            0.5             --
Other income (expenses) -net                 0.2             --
Interest income (expense) - net             (1.5)           0.4
Income tax provision                          --           (0.1)
                                           -----          -----
Net loss                                   (26.3%)        (11.3)%
                                           =====          =====

RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         The Company's total revenues decreased $5,296,000 from $14,012,000 in the third quarter of 2000 to $8,716,000 in the third quarter of 2001. The Company's revenues for the nine months ended September 30, 2001 decreased from $51,189,000 in 2000 to $31,696,000 in 2001, a $19,493,000 reduction. The End, which discontinued operations in February 2001, accounted for revenues totaling $1,680,000 and $15,853,000 during the three and nine months ended September 30, 2000, respectively. During the third quarter of 2001, revenues at Curious Pictures and Chelsea Pictures decreased $3,639,000 from $11,930,000 in the third quarter of 2000 to $8,291,000 in 2001. DCode had total revenue in the third quarter of 2001 of $215,000 compared to $353,000 in the same quarter of 2000. For the nine months ended September 30, 2001, Curious Pictures sales decreased $3,316,000 from revenues of $15,950,000 in 2000 to $12,634,000 in 2001. Chelsea
Pictures revenues decreased by $1,166,000 from revenues of $18,295,000 in the first nine months of 2000 to $17,129,000 in the first nine months of 2001.

         Cost of production is directly related to revenues and includes all direct costs incurred in connection with the production of television commercials including film, crews, location fees and commercial directors' fees. Cost of production as a percentage of production contract revenues was 82.0% in the third quarter 2001 compared to 84.7% in the third quarter of 2000. Cost of production for the first nine months of 2001 was 82.4% representing a 1.1% decrease in the overall cost over the first nine months of 2000 of 83.5%.

         Selling expenses at the production companies consist of sales commissions, advertising and promotional expenses, travel and other expenses incurred in securing television commercial contracts. Selling costs for the Company as a whole decreased $460,000 and $608,000 during the three and nine months ended September 30, 2001, respectively. The End, which discontinued operations in February 2001, incurred selling expense of $148,000 and $809,000 in the nine months ended September 2001 and 2000, respectively. The End incurred no selling costs in the third quarter of 2001 compared to $189,000 of selling cost in the third quarter of 2000.

         General and administrative expenses at the operating company level consist of overhead costs such as office rent and expenses, executive, general and administrative payroll, and related items. General and administrative costs for the Company were $1,711,000 and $5,533,000 for the three and nine months ended September 30, 2001, respectively. General and administrative expenses for The End were $254,000 and $2,078,000 in the nine months ending September 30, 2001 and 2000, respectively. The End incurred no general and administrative expenses in the second and third quarters of 2001. General and administrative expenses at Chelsea Pictures were $2,066,000 for the first nine months 2001. WebADTV realized a decrease of $139,000 in the first nine months of 2001 in general and administrative expenses compared to the same period of 2000. The majority of this decrease was the result of a decrease in payroll expense and a decrease in consulting fees.

         Stock option compensation in the third quarter of 2001 was $150,000 for a total of $320,000 for the nine month period ended September 30, 2001. Stock option compensation of $300,000 and $20,000 for the nine months ended September 30, 2001 was related to stock options granted to Curious Pictures and Chelsea Pictures management, respectively.

         Corporate charges incurred in the third quarter of 2001 were $1,181,000 and $907,000 in the third quarter of 2000. During the first nine months of 2001, corporate charges decreased from $3,264,000 in 2000 to $2,734,000. The decrease was related to restructuring plans implemented in January 2001. Corporate salaries and related benefits were significantly reduced through the elimination of several positions as part of a restructuring plan that management began implementing in January 2001. As a result, corporate charges totaled $610,000 for the quarter ended June 30, 2001 compared to $942,000 for the quarter ended March 31, 2001 The corporate charges increased to $1,181,000 in the quarter ended September 30, 2001 an increase of $571,000 over the previous quarter. This increase was attributed to the following items not incurred in the previous quarter: Compensation expense of $386,000 recognized in connection with negotiations for the cancellation of the Severance Policy with the former CEO, litigation fees and recruiting fees totaling $239,000. Exclusive of the aforementioned items, ongoing corporate expenses were reduced $54,000 from the previous quarter ended June 30, 2001.

         Depreciation and amortization expenses incurred in the third quarter of 2001 were $644,000 and $558,000 in the third quarter of 2000. The $286,000 increase was primarily a result of amortizing WebADTV software licenses capitalized subsequent to second quarter 2000.

         Net interest expense was $268,000 in the third quarter of 2001 compared to net interest income of $24,000 in the same period in 2000. Of this increase, $140,000 was related to the prepayment penalty and $70,000 was related to the write-off of capitalized loan costs in connection with the Line of Credit pay-off in October 2001. The remaining increase was related to use of the credit line and reduced interest bearing cash balances. The interest income in third quarter of 2000 was earned on the Company's excess working cash balance.

         A tax provision of $3,000 and $51,000 for state tax minimum fees was recorded in the first three quarters of 2001 and 2000, respectively.

         A restructuring charge was incurred in the first quarter of 2001 in the amount of $1,202,000. This is a one-time charge relating to the discontinuation of operations of Harmony's operating division, The End.

         A net loss of $2,740,000 was recognized in the third quarter of 2001 compared to a net loss of $2,562,000 in the third quarter of 2000. Year to date, the Company has incurred an $8,345,000 net loss. The current net loss has been impacted significantly by the following factors: a net loss of $1,590,000 associated with Harmony's subsidiary, The End, operations of which ceased in February 2001; a net loss of $1,612,000 associated with WebADTV which was, in part self-funded by a private placement of the subsidiary's common stock; and a net loss of $659,000 at Chelsea Pictures and $493,000 at Curious Pictures. These losses are related to a decreased advertising demand as a result of the economic slow-down further complicated by the events of September 11, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Overview

         During the nine months ended September 30, 2001, the Company incurred a net loss of $8,345,000 and used $2,409,000 in cash for operations resulting in a working capital deficit of $4,268,000 compared to a deficit of

$148,000 at December 31, 2001. On September 30, 2001, $1,934,000 of the
Company's working capital deficit related to the discontinuance of operations of The End. Additionally, the Company has failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under its loan and security agreement with its senior lender, General Electric Capital Corporation. On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. GE Capital was repaid in full in October 2001 and the Company is currently operating without a working capital line of credit. As a result of the Company's recurring losses, negative working capital and negative cash flow from operations, the Company's independent certified public accountants included an explanation paragraph in their opinion on the Company's December 31, 2000 Consolidated Financial Statements wherein they expressed a substantial doubt about its ability to continue as a going concern.

Short-Term Liquidity Plans

         In response to the aforementioned adversities management has and continues to implement the following plans. During the first quarter of 2001, the Company began executing restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and WebADTV operating expenses. During the first quarter of 2001, the Company began the process of discontinuing the operations of The End. The End had been adversely affected by the Screen Actors Guild strike as the well as by the non-renewal of several key commercial director contracts. The Company also reduced corporate and WebADTV operating expenses during 2001 by eliminating several positions, thereby reducing payroll and benefits costs. The Company moved to smaller, less expensive corporate and WebADTV facilities to accommodate its smaller staff in August 2001. Additionally, WebADTV funded its own operations for the period from February 1 to April 15, 2001 as a result of a private placement of its common stock that generated net proceeds of approximately $590,000. The Company has provided $497,000 of funding to WebADTV from April - September 2001 (See Note 4). In October 2001, the Company, received $1,500,000 in proceeds from the closing of its bridge notes payable. Of this amount, $1,000,000 was utilized for the funding of WebADTV through the purchase of additional WebADTV common stock (See Note 10).

         The Company requires substantial additional financing to continue to support its operations and fund the cost of the lawsuit against ABC/Disney in 2002. The Company is also seeking to raise this capital by selling certain of its existing business holdings, and by seeking to raise capital directly or through its subsidiary WebADTV. The Company has engaged an investment banker to assist in negotiating the potential sale of its production subsidiaries and the banker's divestiture efforts are now concentrated primarily on the sale of Curious Pictures. The investment banking firm has initiated a general market solicitation for the sale of Curious Pictures and is in the process of responding to inquiries. If the Company is unable to sell Curious Pictures on acceptable terms, it plans to maintain and grow the business of Curious Pictures in the industry.

         There can be no assurance that the Company will obtain financing when required, or that such financing, if available, will be on terms acceptable or favorable to us. Additional financing could require the Company to sell additional equity securities, which would result in dilution to its current shareholders. If such financing is not available, the Company may be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to its operations and prospects.

         As more fully described in Part II, Item 1 "Legal Proceedings", the Company has outstanding judgment awards that total $637,000. The payment of these judgments will have an adverse affect on the Company's cash position. Consolidated cash was $773,000 at September 30, 2001 and $3,099,000 at December 31, 2000, a decrease of $2,326,000.

         Cash used in operating activities during the nine months ended September 30, 2001 was $2,409,000. Accounts receivable at September 30, 2001 decreased $3,910,000 from December 31, 2000. Other receivables at September 30, 2001 decreased $204,000 from December 31, 2000, and prepaid expenses at September 30, 2001 decreased $73,000 during the same period. Accounts payable at September 30, 2001 decreased $719,000 from December 31, 2000, accrued expenses at September 30, 2001 increased $334,000 from December 31, 2000, and deferred income decreased $1,056,000 during the same period. The changes in the balance sheet that affect cash-flow occurred primarily because the Company's operations are derived from large contracts that typically range from $100,000 to $1,000,000 and these contracts are at various stages of completion at any given point in time. Additionally, the discontinuation of operations of The End accounted for a significant portion of the difference between the net loss from operations of $8,345,000 and the cash used in operations of $2,409,000 as collections of existing receivables at The End were utilized primarily to fund current discontinuation expenses.

         During the nine months ended September 30, 2001, net cash used in investing activities was $641,000 and was used for capital expenditures.

         Cash provided by financing activities in 2001 amounted to $725,000. This amount related to the use of a bank line of credit and the issuance of subsidiary common stock.

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

         As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill is $5,198,000. Amortization expense during the nine-month period ended September 30, 2001 was $1,237,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II  OTHER INFORMATION

ITEM 1   Legal Proceedings

         On August 26, 1997, Ron Hoffman, a former Harmony Pictures employee, commenced legal action in Superior Court of the State of California against Harmony Holdings and Harmony Pictures alleging breach of an employment contract. Summary judgment in favor of Harmony Holdings and Harmony Pictures was granted by the trial court and subsequently reversed by the Court of Appeals. Judgment for $309,000 was rendered against Harmony Holdings and Harmony Pictures at trial on July 24, 2001. Appeal of the judgment has commenced.

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

         The Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg to collect on several unpaid promissory notes and guarantees totaling $495,000 on June 2, 1999. On March 31, 2000, United States District Court entered summary judgment in favor of the Company in the amount of $495,000 plus interest and collection costs. On May 10, 2000, an additional $163,818 in accrued interest and $14,017 in attorneys' fees was awarded. On appeal, the Eighth Circuit affirmed the award. Collection of this judgment has commenced.

         Imperial Bank filed suit against Harmony Holdings alleging default on a $250,000 guaranteed line of credit on October 20, 1999. On February 27, 2001, the Los Angeles Superior court entered final judgment against Harmony Holdings in the amount of $328,208. On July 2, 2001 Harmony Holdings received notice of entry of foreign judgment in Minnesota.

         Except as described above, the Company was not a party to any material legal proceedings as of October 22, 2001.

ITEM 2   Changes in Securities and Use of Proceeds

         Not Applicable

ITEM 3   Defaults upon Senior Securities

         Not Applicable

ITEM 4   Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5   Other Information

         Not applicable.

ITEM 6   Exhibits and Reports on Form 8-K

         See "Index to Exhibits."

(b)      Reports on Form 8-K

         On August 23, 2001, the Company filed a Current Report on Form 8-K relating to the delisting of the Company's common stock from The NASDAQ Stock Market. On September 13, 2001 the Company filed a Current Report on Form 8-K relating to the election of Mark A. Cohn as Chairman of the Board, President and Chief Executive Officer of the Company and its majority owned subsidiary, WebADTV, Inc.

         The Company filed no other Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     iNTELEFILM Corporation

Date: November  14, 2001             By /s/  Richard A. Wiethorn
                                        ----------------------------
                                        Richard A. Wiethorn
                                        Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

10.34 Employment Agreement dated September 11, 2001, between the Registrant and Mark Cohn
10.35 Mark Cohn WebADTV Stock Option Agreement dated September 5, 2001 and its Amendment dated October 11, 2001
10.36          Mark Cohn iNTELEFILM Stock Option Agreement dated September 5,
               2001
10.37 Ronald C. Breckner Subordinated Bridge Note Purchase Agreement dated October 4, 2001 plus Form of Subordinated Bridge Note Purchase Agreement, Subordinated Bridge Note, Warrant, Security Agreement
10.38 Mutual Release and Settlement Agreement, Promissory Note, Warrants to Purchase Common Stock of iNTELEFILM, between Westminster Properties, Inc. and The End, Intelefilm and Harmony Holdings, Inc. dated October 9, 2001
10.39          Employment Agreement dated October 4, 2001 between Christopher
               T. Dahl and the Registrant
10.40 Consulting Agreement dated October 11, 2001 between Jim Gilbertson and the Registrant