Form 10-K
period 2001-12-31
INTELEFILM CORP
filed 2002-03-29
CIK 882160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-21534

                             iNTELEFILM CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            MINNESOTA                                       41-1663712
---------------------------------                       ------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

            6385 Old Shady Oak Road Suite 290, Eden Prairie, MN 55344
--------------------------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (952) 925-8840
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK ($.02 PAR VALUE)
                          COMMON STOCK PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of Class)

    Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was approximately $3,223,147.

    The number of shares of the common stock of the registrant outstanding as of March 15, 2002 was 6,832,646.

                       DOCUMENTS INCORPORATED BY REFERENCE

     See documents incorporated by reference on the Index to Exhibits.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
             PART I              ................................................................................      1
                  ITEM 1         BUSINESS........................................................................      1
                  ITEM 2         PROPERTIES......................................................................      4
                  ITEM 3         LEGAL PROCEEDINGS...............................................................      4
                  ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................      5

             PART II             ................................................................................      6
                  ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                        SHAREHOLDER MATTERS......................................................      6
                  ITEM 6         SELECTED FINANCIAL DATA.........................................................      6
                  ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS......................................      8
                  ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................      18
                  ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................      18
                  ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                                        ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................      60

             PART III            ................................................................................      60
                  ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............................      60
                  ITEM 11        EXECUTIVE COMPENSATION..........................................................      62
                  ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................      65
                  ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................      66

             PART IV             ................................................................................      69
                   ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................      69

             SIGNATURES          ................................................................................      70

             EXHIBIT INDEX       ................................................................................      71-74

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results presently anticipated or projected. Some of these factors are discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements."

                                     PART I

ITEM 1 BUSINESS

    GENERAL OVERVIEW

    During 2001, we began a restructuring plan whereby we decided to sell or discontinue our television commercial production business and concentrate on developing the business of our majority owned subsidiary called Video(3), formerly know as WebADTV. Video(3) is engaged in the sale and distribution of digital asset management software, hardware and services which are designed to enable clients to encode media assets such as video onto a digital format and to share, access and leverage media assets online. The discontinuance of our television commercial production business was completed in the first quarter of 2002 with the sales of our former subsidiaries Chelsea Pictures, Inc., Curious Pictures Corporation and DCODE, Inc. Prior to 1999, we were known as Children's Broadcasting Corporation and aired a 24-hour children's radio programming, known as AAHS World RadioSM*, via satellite to markets representing approximately 40% of the U.S. population. In January 1999, we completed our exit from the children's entertainment and radio business when we sold the last of our radio stations to Radio Unica Corp.

    Our remaining operating business, Video(3), was incorporated in January 2000. We are Video(3)'s principal shareholder, owning 75.0% and 84.2% of its issued and outstanding stock at December 31, 2001 and 2000, respectively. In the event that all stock options and warrants issued directly by Video(3) were exercised, our ownership would be diluted to 54.0% and 78.4% at December 31, 2001 and 2000, respectively.

    We were incorporated under the Minnesota Business Corporation Act on February 7, 1990. All references to us include our subsidiaries, unless otherwise noted. Our executive office is located at 6385 Old Shady Oak Road, and our telephone number is (952) 925-8840.

    BUSINESS STRATEGY

    The digital asset management market is emerging as the "Interactive Age" of technology is blossoming. As the use of rich media (voice and image data combined as in video) and streaming (the process of transmitting video and audio over the Internet without file downloads) becomes more prevalent, connection speeds increase and the growth of Internet use for communications continues, the integration of video and audio will increase. This will accelerate the need for digital asset management capabilities. We have initially focused our product development efforts on the most complex, valuable and expensive media -- video. We believe that demand is rapidly increasing, across large organizations, for integrating digital video into training, corporate and marketing communications, and presentations. The convergence of rich media desktop applications, faster connection speeds and falling storage costs is also propelling the use of digital video.

    We generate revenue from the sale of our software and hardware products, the delivery of professional services in the implementation of our products, the recurring charges to clients using us as their applications service provider ("ASP") and annual software maintenance fees. We currently market our products utilizing our direct sales force and anticipate that strategic channel partnerships will also provide sales activity in the near future. Our sales efforts primarily target businesses that utilize video in multiple functional areas. These functional areas include corporate and marketing communications, training and e-learning, advertising and public relations. Other factors that drive a client's need for Video(3) products include the existence of a large geographically disbursed workforce, in-house video production capability, web-portal and e-commerce capability, brand intensive culture, or a culture that otherwise strongly embraces technology. Management anticipates that initial sales will be leveraged to generate additional revenue from sales to other areas within the client's organization. Clients may require video supply chain participants to adopt the technology. The product can be installed at the client's site or delivered through an ASP host. Our product's features and functionality allow for installation and implementation within approximately two weeks once a client purchases our system..


    PRODUCTS

    We provide products and services designed to protect and leverage rich media assets -- images, audio, video - online. We have developed a suite of products under the InteleSource trade name. The product line enables clients to perform the following functions for the video, audio and related image and textual information produced by or for the client and the functions can be performed at client site installations or through ASP hosting:

         - ENCODE: convert large collections of analog video into digital data available in an online digital repository.

         - SHARE: enterprise wide online accessibility to search, stream and download video.

         - LEVERAGE: easily re-purpose video for use in multiple corporate applications.

The InteleSource product suite offers clients a variety of benefits including:

         - Extended useable life and value of video since digital information does not degenerate as analog video will

         - Enhanced communications throughout the organization through easier access to digital information

         - Reductions in video production time and costs through enhanced collaboration lower direct media production costs and reduced usage of more expensive editing systems

         - Increased productivity through expedited searches allowing quicker asset retrieval and increased asset re-purposing

         - Instantaneous access to time-critical information right at their desktops

         - Creation of new sources of revenue through development of new digital assets

         -    New process efficiencies in collaborative work

         -    Improved time to market

         -    Brand management -- control and protection

         -    Drive organizational strategy and competitive advantage

    The benefits of an InteleSource installation stem from cost effectively harnessing the economic and organizational value from the unstructured data accumulated in business today. These benefits are realized by individual users, specific workgroups or teams, and ultimately across the entire enterprise. Further, the effective utilization of unstructured business data will become a compelling competitive differentiation tool in the areas of sales and marketing, corporate communication and learning, and media production. The InteleSource product suite includes the following products:

    INTELESOURCE CAPTURE SERVER encodes video in real-time to produce multiple digital video files simultaneously. The capture server includes XML-based video logger for closed-captioning, voice-to-text conversion, video analysis, manual annotation, device control and time code management and supports all major digital video formats including -- Windows Media, REAL, QuickTime and MPEG1, MPEG2 and MPEG4. Complementary products to the Capture Server include the INTELESOURCE REMOTE CAPTURE which allows for submission of video via the Internet and INTELESOURCE BATCH CAPTURE which encodes numerous videotapes through unattended operations.

    INTELESOURCE VIDEO ASSET SERVER is a server based repository of encoded video assets offering real-time, Internet-accessible usage, intelligent text search, visual comparison search of video elements, and digital rights management capability. The video asset server software is compatible with all major databases -- Sybase, Oracle, SQL Server.

    INTELESOURCE EDIT CLIENT enables a non-video technician to construct new video from existing video within the repository. It also provides annotation tools to facilitate collaboration during the video creation work-flow process.

    INTELESOURCE DATA MANAGER provide users the ability to rapidly populate, maintain and track the metadata associated with video assets within the video asset server repository.

    The InteleSource suite of products shadows a video assets' lifecycle. While capturing an asset, the system automatically creates a video storyboard based on changing video nuances and encodes related metadata -- i.e. voice-to-text speech translation, closed-captioning. Once captured, the video resides in a searchable database accessible across a client's organization using the Internet and the products browser technology. The browser provides navigation to individual video assets, with dynamic and customizable search techniques - visual, concept, or text-based. Once located, video files can be edited right from the desktop for initial production or to be re-purposed to create entirely new videos. Located videos can also be downloaded in a broadcast-quality format through the Internet or utilized to order dubbing of videos or CD-ROMs, for training, marketing or corporate communications needs.

    PRODUCT DEVELOPMENT

Our development efforts focus on enhancing and expanding the capabilities of its InteleSource suite of products to address changing technology, additional markets and market requirements. Certain elements of our product suite are supplied to us by other independent software and hardware vendors under license or reseller agreements with varying terms. Pursuant to these terms, we make periodic royalty or product payments based on revenues or units ordered or sold. In particular, the search engine for our InteleSource product is licensed from Convera Technology, a recognized industry leader. We are dependent on the Convera software to operate our InteleSource product line. Our contract with Convera expires in October 2003 and requires payments totaling $475,000 of which $275,000 (including $75,000 paid in January 2002) have been paid and the remaining amount is due in two installments of $100,000 in March and June 2002. We can renew our license beyond the initial term for additional consideration and either party has the right to terminate upon at least one years notice.

    COMPETITION

    The digital asset management marketplace is rapidly evolving with current and potential competitors who are or may be larger and more established than we are. Further, some of these competitors have or may have significantly greater financial, technical, marketing and other resources than we do. These competitors include companies like Virage, Inc. and eMotion, Inc. We believe that competitors will continue to enter the market as the acceptance and use of digital asset management technology proliferates from textual documents to rich media assets such as video, audio and graphics. We believe that our comprehensive understanding of the video production process, our technologically superior applications and our market focus on key corporate segments, offer significant points of competitive differentiation.

    TRADEMARKS, SERVICE MARKS AND COPYRIGHTS

    We have pending service mark applications and claim trademark and service mark rights to, and ownership in, a number of marks including, but not limited to, iNTELEFILM(sm) Corporation, iNTELEFILM.com(sm), inteleSource(sm), inteleSource.org(sm), webADTV(sm), webADTV.com(sm), Wrapbook Worldwide(sm), Spotline(sm), Adplacement(sm), Curious Pictures Corporation(sm), Furious Pictures(sm), Harmony Holdings, Inc.(sm), The End, Inc.(sm), Beginning Entertainment, Inc.(sm), The Moment Films, Inc.(sm), and Unscented, Inc.(sm). In addition, we have trademark and service mark rights to a number of marks in connection with our former business strategy.

    EMPLOYEES

    As of March 1, 2002, we had 11 employees, all of which were full-time. No employee is represented by a union. We believe our relations with employees are satisfactory.

    DISCONTINUED OPERATIONS

    Television Commercial Production Business

    The television commercial production company subsidiaries that we have either sold or discontinued were acquired through a series of transactions. During the period from July 1997 through December 31, 2000, we purchased a 55.2% ownership interest in Harmony Holdings, Inc. ("Harmony"), a corporation that produces television commercials, music videos and related media. Harmony's operating subsidiaries were Curious Pictures Corporation ("Curious Pictures") and The End, Inc. ("The End"). In April 1999, we became Harmony's majority shareholder and began consolidating Harmony rather than accounting for Harmony under the equity method. In March 2001, we increased our ownership interest in Harmony to 90.4% as a result of an exchange initiated in November 2000. In May 2001, we completed the acquisition of Harmony by merging Harmony with a wholly owned subsidiary. Additionally, in August 1999, we acquired a majority ownership interest in Curious Pictures Corporation by buying an existing option and share transfer agreement from four principals who were executives of Curious Pictures. As a result, Curious Pictures, a former majority-owned subsidiary of Harmony, became a direct subsidiary of the Company. In March 1999 we acquired Chelsea Pictures, Inc. ("Chelsea") which produces television commercials, independent films and related media. In March 2000, we formed DCODE, Inc. ("DCODE") as a hybrid of a production company and creative services agency. The production companies typically directed services towards large advertisers and advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and Minneapolis.

In February 2001, we discontinued the operations of The End. In March 2001, the Company was released from all obligations associated with the lease of The End's New York facility in exchange for the forfeiture of a portion of the security deposit. In October 2001, the Company reached an agreement with the landlord of The End's Los Angeles facility under which the landlord released the Company from all obligations associated with the lease in exchange for a note payable in the amount of $300,000 and warrants to purchase 250,000 shares of the Company's common stock. During the first quarter of 2002, we sold the remaining commercial production subsidiaries. Chelsea Pictures, Inc. was sold to the Chelsea Pictures management group for $785,000, consisting of cash at closing of $250,000 and a promissory note for $535,000. In February 2002, we sold Curious Pictures and DCODE to a group led by the Curious management (the "Curious Management") for approximately $5,100,000, consisting of cash at closing of $2,000,000, a promissory note for $500,000, extinguishment of the Curious Management put rights with a value of approximately $1,200,000 at the time of closing and extinguishment of approximately $1,400,000 of intercompany indebtedness. The promissory note is secured by the assets of Curious Pictures, Inc. subject to an intercreditor agreement with the finance source that backed the Curious Management.

    Children's Entertainment and Radio Business

    As Children's Broadcasting Corporation, we broadcast 24-hour children's radio programming, known as Aahs World RadioSM*, via satellite to markets representing approximately 40% of the U.S. population. Pursuant to our former growth strategy, we acquired AM radio broadcast licenses ("Radio Stations") in 14 U.S. markets. In 1998, we focused on the process of selling our previously acquired radio stations. The sale of our last remaining radio station properties was completed on January 14, 1999. We are currently pursuing litigation against ABC/Disney ("See Legal Proceedings") in connection with our prior broadcasting business strategy.


ITEM 2 PROPERTIES

    Our offices are located at 6385 Old Shady Oak Road, Eden Prairie, Minnesota 55344. These offices are leased and the office facility consists of approximately 5,000 square feet. This lease requires annual rent of approximately $112,000 per year. We carry general commercial liability insurance coverage on our leased properties. We believe that such insurance is adequate to cover any losses that may occur on such properties.


ITEM 3  LEGAL PROCEEDINGS

         We filed suit against ABC Radio and Disney in the United States District Court for the District of Minnesota on September 26, 1996. On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in our favor for breach of contract and misappropriation of trade secrets claims, and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets by Disney. On January 15, 1999, the trial court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated our trade secret information; however, the court set aside the jury's verdict because it disagreed with the jury's conclusions that the evidence showed that those actions caused us damage and because the trial court found that the amount of damages awarded by the jury was not supported by the evidence. The court further ruled, in the event that its decision is reversed or remanded on appeal, that the defendants should be granted a new trial on the issues of causation and damages. We appealed the court's findings in February 1999. On February 16, 2000, oral arguments were held before the Eighth Circuit Court of Appeals. On April 10, 2001, the Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages. The damages trial is currently scheduled to begin on April 29, 2002. We intend to vigorously pursue its claims in a trial for damages.

         We have also committed certain proceeds from this litigation to various other parties. The total commitment of proceeds aggregated the following at December 31, 2001:

                  Contingent legal fees - Primary Counsel shall receive the amount of its suspended fees plus interest at 5%. In addition, primary counsel will receive a premium of 13.5% of an amount which is equal to the recovery by judgment minus the amount of contingent fees.

                  ABC/Disney Lawsuit Award Assignment -- We have assigned and will be obligated to pay the lesser of the proceeds received from such litigation, net of legal costs, or$1,000,000.

                  Repayment of Bridge Notes Payable -- We are obligated to repay the $1,530,000 of principal, plus accrued interest and fees, of bridge loans if proceeds, net of legal costs, exceed $2,500,000.

                  Employment Contracts -- We are obligated to pay two former officers an aggregate of 4.25% of any proceeds less any litigation and tax expenses incurred since the onset of the lawsuit.

         In June 1999, we filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg to collect several unpaid promissory notes and guarantees totaling $495,000. In March 2000, United States District Court for the District of Minnesota entered summary judgment in our favor in the amount of $495,000 plus interest and collection costs. In May 2000, an additional $163,818 in accrued interest and $14,017 in attorneys' fees was awarded. On appeal, the Eighth Circuit affirmed the award. Collection of this judgment has commenced.

         In August 1997, a former employee of a subsidiary of Harmony commenced legal action in California state court against the subsidiary and Harmony alleging breach of an employment contract. The trial court granted summary judgment in our favor, but the appeals court reversed. At trial in July 2001, the former employee was awarded a judgment for $309,000 against Harmony and its subsidiary. Currently we are appealing the judgment.

         In October 1999, Imperial Bank filed suit in California state court against Harmony alleging default on a $250,000 guaranteed line of credit. In February 2001, Harmony received notice of entry of foreign judgment in Minnesota.

         Except as described above, the Company was not a party to any material legal proceedings as of March 15, 2002.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of our most recently completed fiscal year.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information with respect to our executive officers as of March 15, 2002. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office.

                                        NAME             AGE            POSITION WITH iNTELEFILM
                                -------------------    -----     ------------------------------------
                                Mark A. Cohn             45      Chairman of the Board, President and
                                                                 Chief Executive Officer
                                Richard A. Wiethorn      35      Chief Financial Officer
                                James C. McKelvey        34      Chief  Technology Officer of Video(3)
                                Joseph M. Stark          36      Vice President of Sales and Marketing



    Mark A. Cohn has served as Chairman of the Board, President and Chief Executive Officer since October 2001. From March 1986 to February 2001, Mr. Cohn was Chief Executive Officer of Damark International, Inc., a publicly traded consumer direct marketing company. In addition, Mr. Cohn currently serves as Chairman of the Board of Children's Hospitals and Clinics of Minnesota, and as a board member of Children's Cancer Research Fund and Ronald McDonald House Charities.

    Richard A. Wiethorn has served as Chief Financial Officer since December 2000 and has served as Vice President of Finance since December 1999. For the nine previous years, Mr. Wiethorn was a practicing certified public accountant with the firm Silverman Olson Thorvilson and Kaufman Ltd., which is affiliated with the national accounting firm BDO Seidman, LLP. During his tenure as a certified public accountant, Mr. Wiethorn advanced to the level of manager with primary customer contact responsibilities in the areas of SEC financial reporting, management advisory services and corporate taxation.

    James C. McKelvey joined Video(3) in July 2000 as Chief Technology Officer and has over 12 years experience in the technology and advertising field. His most recent experience was as Vice President of Interactive Services at Colle & McVoy, one of the top 100 advertising agencies in the world. Prior to 1999, Mr. McKelvey was Chief Technology Officer and a principal of Interaction Communications, a marketing communications firm, for more than five years. Mr. McKelvey's previous experience includes management positions at Honeywell and Samsung.

Joseph M. Stark joined us in October 2001 as Vice President of Sales and Marketing. Mr. Stark has extensive experience in the areas of business-to-business sales and marketing. He spent the previous five years with the consulting group for Arthur Andersen and some smaller boutique consulting firms where he was the Director of Operations in-charge of the sales, marketing, and customer solutions strategies. Mr. Stark started his career at the Eaton Corporation focusing on the high-technology products within the Cutler-Hammer division where he served in sales, sales management and marketing roles from 1989 to 1996.


                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    Our common stock trades under the symbol "FILM" and currently trades on the over-the-counter Bulletin Board. Our common stock was listed on the Nasdaq National Market from February 1996 through August of 2001. The following table sets forth the approximate high and low closing prices for our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                            PERIOD            HIGH         LOW
                      ------------------      ----         ---
                      2000
                           First Quarter   $  5.1250   $  3.3750
                           Second Quarter     3.1875      2.0625
                           Third Quarter      2.5000      1.5000
                           Fourth Quarter     2.1250      0.5625
                      2001
                           First Quarter   $  1.5310   $  0.5630

                           Second Quarter     1.2500      0.4600
                           Third Quarter      1.2500      0.5100
                           Fourth Quarter      0.790      0.3000


    As of March 15, 2002, we had 379 shareholders of record and approximately 1,800 beneficial owners.

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


SALES OF UNREGISTERED SECURITIES DURING THE FOURTH QUARTER OF 2001

    In October 2001, we completed the private placement of our bridge notes due April 2003 in the principal amount of $1,530,000 which were sold at 98% of face value. Purchasers of the bridge notes also received warrants to purchase an aggregate of 300,000 shares of our common stock at $1.00 per share. The warrants expire in October 2006. Interest rate of 12% per annum is payable on the bridge notes quarterly. The notes were secured by the assets of our commercial production companies. In connection with the sale of the production companies during the first quarter of 2002, the bridge notes were amended to provide a security interest in all our assets and the security interest in the assets of our commercial production companies was released. The repayment terms were also modified to include mandatory prepayment upon our receipt $4,000,000 cash proceeds from sale of our securities or an award or settlement in the ABC/Disney lawsuit in excess of $2,550,000, net of legal costs. The bridge notes carry an additional lending fee payable when the notes become due equal to 4% of the face value if repaid in the first six months, 8% if repaid in months 7-12, 12% if repaid in months 13-18. The notes may be subordinated to a future senior debt holder. We used the proceeds for working capital purposes and financing Video(3). For $1,000,000, we purchased 6,666,667 shares of Video(3) common stock and warrants to purchase 6,666,667 shares of Video(3) common stock at $0.15 per share.

     In October 2001, the Company reached an agreement with the landlord of The End's Los Angeles facility under which the landlord released the Company from all obligations associated with the lease in exchange for a note payable in the amount of $300,000 and warrants to purchase 250,000 shares of the Company's common stock (150,000 at $2.00 per share and 100,000 at $0.46 per share).

    In connection with hiring Mr. Cohn as Chairman of the Board, President and Chief Executive Officer, Mr Cohn received the stock options described under Item 11 below.


ITEM 6 SELECTED CONSOLIDATED FINANCIAL DATA

    You should read the selected consolidated financial data set forth below in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period. The selected financial data set forth include the operations of Video(3) since its inception in 2000 and the operations of our commercial production business and our children's broadcasting and entertainment business as discontinued operations.



                                                                               DECEMBER 31,
                                                    ---------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
(IN 000'S)                                               1997         1998        1999         2000          2001
                                                    ---------------------------------------------------------------
Revenues                                            $   -          $   -       $   -        $     43     $      277

Costs and expenses:
  Cost of revenues                                      -              -           -             194            206
  Selling, technical, general and administrative
(exclusive of all items shown below)                    -              -           -           1,558          1,676

  Corporate                                               6,013       5,614       3,673        4,793          3,735
  Stock option compensation                             -              -             50           60            -
  Depreciation and amortization                               7           8          55          474            665
                                                    ---------------------------------------------------------------
Loss from continuing operations                       (   6,020)   (  5,622)   (  3,778)    (  7,036)    (    6,005)

Minority interest                                       -              -           -            -               160
Other income (expense)                                (      45)   (     83)       -            -                29
Interest income (expense)                             (   2,566)   (  5,185)        406          279     (      406)
                                                    ---------------------------------------------------------------

Net loss from continuing operations before income
taxes                                                 (   8,631)   ( 10,890)   (  3,372)    (  6,757)    (    6,222)

Income tax benefit (provision)                          -             4,000         700          (80)           -
                                                    ---------------------------------------------------------------

Net loss from continuing operations                   (   8,631)   (  6,890)   (  2,672)    (  6,837)    (    6,222)

Loss from discontinued operations                     (   5,928)   (  4,058)   (  4,337)    (  4,107)    (    4,885)
Gain (loss) on the disposal of discontinued
operations                                              -            18,518      14,349         -        (    1,529)
                                                    ---------------------------------------------------------------

Net income (loss)                                     (  14,559)      7,570       7,340     ( 10,944)    (   12,636)

Accretion of preferred stock                            -              (680)       -            -               -
                                                    ---------------------------------------------------------------

Net income (loss) to common shareholders              (  14,559)      6,890       7,340     ( 10,944)    (   12,636)
                                                    ===============================================================

Basic and diluted net loss per share from
continuing operations                               $(     1.38)   $(  1.03)   $(  0.42)    $(  1.06)    $(    0.92)
                                                    ===============================================================

Basic and diluted net income (loss) per share
from discontinued operations                        $(     0.95)   $   2.17    $   1.58     $(  0.64)    $    (0.95)
                                                    ===============================================================

Basic and diluted net income (loss) per share       $(     2.33)   $   1.03    $   1.16     $(  1.70)    $(    1.87)
                                                    ===============================================================

Weighted average number of shares outstanding             6,246       6,676       6,343        6,437          6,754
                                                    ===============================================================


                                                                               DECEMBER 31,
                                                    -----------------------------------------------------------------
BALANCE SHEET DATA: (IN 000'S)                         1997           1998         1999        2000          2001
                                                    -----------------------------------------------------------------
Cash                                                $       545    $     254    $  15,986   $     3,099   $      301
Current assets                                            2,021       12,537       27,191        13,838        3,177
Intangible assets                                        19,679      -              6,730         7,014          160
Total Assets                                             35,414       33,822       37,618        24,698        4,857
Current liabilities                                      27,727       18,045       17,328        13,986        3,863
Long-term liabilities                                     2,558          848          680           610        2,555
Total Liabilities                                        30,285       18,893       18,008        14,596        6,418
Minority Interest                                           -            -            139         1,003          500
Redeemable convertible preferred stock                      -          2,448          -             -            -
Shareholders' equity (deficit)                            5,129       12,481       19,471         9,099     (  2,061)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

    We have undergone a restructuring whereby our sole continuing operating subsidiary is Video(3), formerly know as WebADTV. Video(3) is engaged in the sale and distribution of digital asset management software, hardware and services which are designed to enable clients to encode, share and leverage media assets online. The restructuring encompassed the discontinuance of our television commercial production business that was completed in the first quarter of 2002 with the sales of our former subsidiaries Chelsea Pictures, Inc., Curious Pictures Corporation and DCODE, Inc. In January 1999, we completed our exit from the children's entertainment and radio business when we sold the last of our radio stations to Radio Unica Corp. Both the television commercial production business and the children's entertainment and radio business have been accounted for as discontinued operations in the accompanying financial statements. Our results from operations encompass Video(3), which was formed in January 2000, and ongoing corporate general and administrative activities.

Critical Accounting Policies

    We derive our revenues from the sale of licenses of software products and related services. Product license revenue is recognized when a purchase order has been received or license agreement has been signed, the product has been shipped and accepted by the customer, and collection is probable. Services revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. We bill consulting fees either on a time and materials or on a fixed-bid basis. We price maintenance agreements based on a percentage of the product license fee. Customers purchasing maintenance agreements receive product upgrades and technical support. We recognize revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

    We account for our purchased and internally developed computer software under Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. To date, we have capitalized the cost of the purchased software license and other development costs have been expensed as incurred as they represented the cost to develop a working model for beta testing and costs for product demonstrations for specific customers. The related assets are amortized over the greater of the ratio of current revenues to a total of current and future anticipated revenues or on a straight line basis over their useful lives.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:

    Our total revenues from the continuing operations of Video(3) increased $234,000 from $43,000 in 2000 to $277,000 in 2001. Revenues for 2000 were primarily derived from providing ASP and technology services to customers while 2001 continued to include these services but also included installations of our InteleSource product at two client sites.

    Cost of revenues is directly related to revenues and includes all direct costs incurred in connection with the sale of our products and services. These costs included license fee royalties, hardware, internet connection fees, and labor. Cost of production as a percentage of revenues decreased from 450% in 2000 to 75% in 2001. We anticipate that cost of revenues will continue to decline as a percentage of revenues as our product sales increase since we have certain fixed hardware and connectivity costs that exist associated with providing ASP and customer support services and excess capacity currently exists.

    Selling, technical, general and administrative expenses are directly attributable to the operation of Video(3). These expenses included salaries, commissions, advertising and promotional expenses, travel and other expenses incurred in the sale of our products and services, salaries, supply, travel and other expenses associated with our technological development, as well as overhead costs such as office rent and expenses, general and administrative payroll, and related items. Selling, technical, general and administrative expenses increased $118,000 from $1,558,000 in 2000 to $1,676,000 in 2001. While these expenses increased in total for the year, the burn-rate for Video(3) actually declined as the expenses for 2000 were weighted heavily to the latter part of that year. This reduction was due to a restructuring effort that significantly reduced the Video(3) executive salary expense and to the completion of our initial product development activities.

    Corporate charges consist of general and administrative charges that are not related to a specific line of business and include overhead costs such as office rent and expenses, general and administrative payroll, accounting, legal, and litigation expense, and other related items. Corporate charges decreased $1,058,000 from $4,793,000 in 2000 to $3,735,000 in 2001. Costs included in corporate charges that are not anticipated to reoccur in subsequent years include a restructuring expense of $559,000 in 2000 and for 2001 consisted of $939,000 representing compensation expense of $386,000 recognized in connection with the cancellation of the severance policy for our former Chief Executive Officer, and litigation and claim settlement costs and recruiting fees totaling $553,000. Exclusive of these non-recurring items, corporate charges decreased $1,436,000 from 2000 to 2001. The decrease related to restructuring plans implemented in January 2001 that significantly reduced corporate salaries and related benefits through the elimination of several positions. We believe that our corporate overhead will continue to decline as we significantly simplify our corporate structure after the discontinuance of the television commercial production business which was completed in the first quarter of 2002.

    Depreciation and amortization increased to $665,000 in 2001 from $474,000 in 2000. Depreciation and amortization primarily related to the capitalized costs of our software license agreement with Convera and computer equipment.

    Minority interest of $160,000 relates to the portion of the Video(3) 2001 net loss attributed to shareholders other than us.

    Interest expense - net was $406,000 in 2001 compared to interest income - net of $279,000 in 2000, representing a decline in net interest income (expense) of $685,000. This decline relates to a decrease in interest income of $370,000 due to diminished investment cash balances and increased interest expense of $315,000 including fees of $210,000 on the discontinued working capital credit line for the television commercial production business and interest of $100,000 on the bridge note financing completed in the fourth quarter.

    A net loss from continuing operations of $6,222,000 was recognized in 2001 compared to a net loss from continuing operations of $6,837,000 during 2000.

    Losses from discontinued television commercial production business increased $778,000 to $4,885,000 in 2001 from $4,107,000 in 2000. The increase related to diminished operating results of our television commercial production companies as well as approximately $900,000 in accrued costs associated with exiting this line of business.

    During 2001, we recognized a loss on the disposal of discontinued operations of $1,529,000 through the sale and shut-down of our television commercial production subsidiaries.

    A net loss of $12,636,000 was incurred in 2001 compared to a net loss of $10,944,000 in 2000.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

    Revenues from the continuing operations of Video(3) commenced in 2000 were $43,000 derived from providing ASP and technology services to customers.

    Cost of revenues of $194,000 are directly related to revenues and includes all direct costs incurred in connection with the sale of our products and services. These costs included license fee royalties, hardware, internet connection fees, and labor.

    Selling, technical, general and administrative expenses are directly attributable to the operation of Video(3) and were $1,557,000 in 2000. These expenses included salaries, commissions, advertising and promotional expenses, travel and other expenses incurred in the sale of our products and services, salaries, supply, travel and other expenses associated with our technological development, as well as overhead costs such as office rent and expenses, general and administrative payroll, and related items.

    Corporate charges increased $1,120,000 from $3,673,000 in 1999 to $4,793,000 in 2000 and included a restructuring expense of $559,000 in 2000. Corporate charges related to Harmony were $530,000 in the first quarter of 1999 and were not consolidated in our financial statements for that period since our ownership was less than 50%. In December 2000, we began implementing a corporate restructuring plan to significantly reduce corporate operating expenses. This plan included the elimination of unprofitable divisions, the reduction of corporate staff and the move of corporate staff to smaller, less costly office facilities. As a result, we recorded a severance accrual and impairment of assets on our financial statements. The corporate restructuring expense of $559,000 included an allowance for advances receivable from Media Management, LLC ("MMLLC") related to the termination of the service agreement (see "Certain Relationships and Related Transactions"), an impairment estimate for corporate assets no longer in use and employee severance payments. Corporate charges on an overall comparative basis exclusive of the restructuring expense increased only $30,000 during 2000 compared to 1999.

    Depreciation and amortization increased to $474,000 in 2000 from $55,000 in 1999. The increase related our investment in the necessary computer equipment and software license agreements to develop, install and support the InteleSource product offering.

    Interest income was $403,000 and $1,555,000 in 2000 and 1999, respectively, a decrease of $1,152,000 due to the repayment by a purchaser of some of our previously owned radio stations of its $15.0 million note due us in October 1999. Interest expense for 2000 and 1999 was $124,000 and $1,149,000, respectively. This decrease was due primarily to the decrease in the line of credit and debt secured by the radio stations.

    Income tax benefits of $700,000 were recognized in the year ended December 31, 1999. These income tax benefits were derived primarily from the ability to offset the taxable loss from operations against the gain on sale of discontinued children's entertainment and radio station operations. Income taxes in 2000 were $80,000 related to state minimum taxes and registration fees.

    A net loss from continuing operations of $6,837,000 was recognized in 2000 compared to a net loss from continuing operations of $2,672,000 in 1999.

    Losses from our discontinued television commercial production operations decreased $230,000 to $4,107,000 in 2000 from $4,337,000 in 1999. Much of this decrease relates to a decline in stock option compensation expense of $1,700,000 in 2000 as compared to 1999 offset by 2000 asset impairment and restructuring charges totaling $1,454,000.

    During 1999, we recognized a gain on the disposal of discontinued operations of $14,349,000 through the sale of our remaining radio station assets. This overall gain included a $113,000 loss from discontinued operations on revenues of $100,000 and a tax provision of $1,802,000 relating to estimated taxes as a result of the sale of the radio stations.

    A net loss of $10,944,000 was recognized in 2000, while net income of $7,340,000 was recognized in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Overview

    During the year ended December 31, 2001, we incurred a net loss of $12,636,000 and used $5,016,000 in cash for continuing operations resulting in a working capital deficit of $686,000 compared to a deficit of $148,000 at December 31, 2000. Additionally, we failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under the secured credit line for our television commercial production businesses. In June 2001, the senior lender agreed to forbear from exercising its rights and remedies related to these defaults until September 30, 2001. We repaid and cancelled the secured credit line in October 2001 from the proceeds of our bridge note financing and internal funds. We are currently operating without a working capital line of credit. As a result of the Company's recurring losses, negative working capital and negative cash flow from operations, the Company's independent certified public accountants included an explanatory paragraph in their opinion on the Company's December 31, 2001 Consolidated Financial Statements expressing a substantial doubt about its ability to continue as a going concern. The going concern qualification and management's plans are also discussed in Note (2) to the Consolidated Financial Statements.

    Short-Term Liquidity Plans

    In response to the adversities described above, management has and continues to implement the plans to reduce losses and raise needed funds. During the first quarter of 2001, we began executing on our restructuring plans to eliminate all non-profitable television commercial production subsidiaries and to significantly reduce corporate and Video(3) operating expenses. During the first quarter of 2001, we began the process of discontinuing the operations of The End. The End had been adversely affected by the Screen Actors Guild strike as the well as by the non-renewal of several key commercial director contracts. The operations of the remaining television commercial production companies were adversely affected by the September 11, 2001 disaster and its aftermath. We also reduced corporate and Video(3) operating expenses during 2001 by eliminating several positions, thereby reducing payroll and benefits costs. We moved to smaller, less expensive corporate and Video(3) facilities to accommodate our smaller staff in August 2001. In October 2001, we also restructured $475,000 owing under our software license agreement with Convera Technology to defer $275,000 until 2002 In May 2001, we returned back our Cosmic Inventions subsidiary to its previous owners in exchange for cancellation of our note of $650,000 that was in default and the return of 560,000 of the 660,000 shares of our common stock that we paid as partial consideration when we initially acquired Cosmic Inventions in September 2000. In addition to reducing or deferring expenses, we have raised funds for our operations in several transactions during 2001. Video(3) funded its own operations for the period from February 1 to April 15, 2001 through a private placement of its common stock that generated net proceeds of approximately $590,000. We also provided $497,000 of funding to Video(3) during the period April to September 2001. In October 2001, we received $1,500,000 in proceeds from the sale of our bridge notes due April 2003. Of this amount, $1,000,000 was utilized for the funding of Video(3) through the purchase of additional Video(3) common stock. The remaining proceeds were used to repay the secured credit line for our television commercial production subsidiaries and for working capital. In connection with the bridge note financing, we also issued five-year warrants to purchase an aggregate of 300,000 shares of our common stock at $1.00 per share.

    Subsequent to year-end in January and February 2002, we completed the sale of the remaining television commercial production subsidiaries which represented the culmination of the sales efforts which began in May 2001. The operations and business valuation of these subsidiaries had been adversely affected by the after-math of the September 11, 2001 disaster. The sales were consummated for gross cash proceeds of $2,250,000 and notes receivable of $1,035,000 with installments and maturity over three years. Certain inter-company payables due to the television commercial production companies were released and put rights of management of a subsidiary were extinguished. In addition, in January 2002, we raised net proceeds totaling $495,000 from an assignment of $1,000,000 of the potential award to be received in connection with our ongoing litigation against ABC/Disney. In the event that such litigation is not successful or we do not receive proceeds, net of amounts due to the litigation attorneys, to fully satisfy the assignment, no additional amount will be paid to the purchasing party.

We will require additional financing to continue to support our Video(3) operations, fund our corporate expenses and pursue our lawsuit against ABC/Disney in 2002. We anticipate our cash needs for the 12 months after December 31, 2001 will range from $4,000,000 to $5,000,000. We are currently exploring options to raise this additional capital. There can be no assurance that we will obtain financing when required. Additional financing, if available, will likely require us to sell additional equity securities, which is likely to result in substantial dilution to our current shareholders. If such financing is not available, we will be forced to further reduce or terminate our operations and we will likely default on obligations to creditors, all of which may be materially adverse to our operations and prospects. Based on the proceeds from the sale of the remaining television commercial production subsidiaries in January and February 2002, we anticipate that we will have sufficient funds to continue our operations at the current level through

June 2002 without additional funding.

    As more fully described in Part I, Item 3 "Legal Proceedings", Harmony, one of our subsidiaries that served as a holding company for some of our television commercial production businesses, has outstanding judgments against it totaling $637,000, but has nominal assets. To date, the judgment creditors have not initiated claims against us, the parent company, but there can be no assurance that such claims will not be asserted. If we were required to pay these judgments, such action will have an adverse affect on the Company's cash position. Consolidated cash was $301,000 at December 31, 2001 and $3,099,000 at December 31, 2000, a decrease of $2,798,000.

    Also, as more fully described in Part I, Item 3 "Legal Proceedings", we are pursuing claims against ABC Radio and Disney relating to our children's radio and entertainment business that has been discontinued. Although we have received a determination that ABC Radio breached its contract with us and both ABC Radio and Disney misappropriated our trade secrets, the amount of damages that we can recover has not been determined. The trial on damages is scheduled to begin April 29, 2002 but there can be no assurance that the trial will occur as scheduled or that we will be able to prevail in proving our damage claims. Even if we were to obtain a significant damage award from the trial court, we anticipate that ABC Radio and Disney will appeal any adverse verdict so that final resolution of the case will likely take several more years.

    Cash used in continuing operating activities during the year ended December 31, 2001 was $3,487,000. Accounts receivable at December 31, 2001 increased $89,000 from December 31, 2000. Other receivables at December 31, 2001 decreased $117,000 from December 31, 2000, and prepaid expenses at December 31, 2001 increased $194,000 during the same period. Accounts payable at December 31, 2001 increased $265,000 from December 31, 2000, accrued expenses at December 31, 2001 increased $1,430,000 from December 31, 2000, and deferred income increased $13,000 during the same period. The changes in the balance sheet that affect cash-flow occurred primarily due to increased Video(3) activity from its inception in 2000. Prepaid expenses increased primarily due to prepaid software license royalty payments. Accrued expenses increased primarily related to accrued contract liabilities associated with our former CEO and other legal and disputed liability reserves. Cash used in discontinued television commercial production operations of $214,000 was primarily related to collections of receivables at The End that were utilized primarily to fund current discontinuation expenses.

    During the year ended December 31, 2001, net cash used in investing activities was $835,000 and was used for capital expenditures and cash relinquished (or expected to be relinquished) in discontinued operations. Of this amount, $409,000 related to capital expenditures of discontinued operations.

    Cash provided by financing activities in 2001 amounted to $1,738,000. We raised $1,500,000 in October 2001 through the issuance of bridge notes due in April 2003 and $590,000 from the issuance of subsidiary common stock in February 2001. We also used cash totaling $353,000 to repay other debt.

    SEASONALITY AND INFLATION

    We do not believe that seasonality or inflation has affected the results of our operations, and do not anticipate that inflation will have an impact on our future operations.

    NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

    As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill was written down to net realizable value pursuant to the anticipated sale of the commercial production subsidiaries. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact, if any, its financial position and results of operations.

    In August 2001, the Financial Accounting Standards Board finalized the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets including the broadening of the presentation of discontinued operations. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company believes the impact of this new pronouncement will not have a material effect on its financial statements.


CAUTIONARY STATEMENTS

    We, or persons acting on our behalf, or underwriters of our securities may, from time to time, make, in writing or orally, "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This cautionary statement, when used in conjunction with an identified forward-looking statement, is for the purpose of qualifying for the "safe harbor" provisions of the litigation reform act and is intended to be a readily available written document that contains factors which could cause results to differ materially from such forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made, or referred to, in connection with any such forward-looking statement.

    The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, result of operations or prospects, financial or otherwise. Reference to this cautionary statement in the context of a forward-looking statement or statements shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those in such forward-looking statement or statements.

WE HAVE INCURRED OPERATING LOSSES AND EXPECT TO INCUR FUTURE OPERATING LOSSES. THIS MAY PREVENT US FROM RAISING CAPITAL AND CONTINUING OPERATIONS. WE REQUIRE ADDITIONAL FUNDING TO CONTINUE OUR OPERATIONS AND PURSUE OUR LAWSUIT AGAINST ABC RADIO/DISNEY.

    In general, we have experienced operating losses in each quarterly and annual period since inception. We incurred operating losses from continuing operations of approximately $6.2 million, $6.8 million and $2.7 million for the fiscal years ended December 31, 2001, 2000, and 1999, respectively. The report of independent certified public accountants for the year ended December 31, 2001, includes an explanatory paragraph expressing doubt about our ability to continue as a going concern. If revenues do not offset any increased expenses, we will incur operating losses for the foreseeable future. We will need to generate significant increases in our revenues and operating margins to achieve and maintain profitability. If revenues or operating margins fail to grow or grow more slowly than we anticipate, our operating losses could significantly increase, which would harm our business, operating results and financial condition. In addition, our failure to become and remain profitable may adversely affect the market price of our securities and our ability to raise capital and continue operations. We anticipate continuing operating losses while we develop our Video(3) business through at least 2003. We must raise additional funds to support our on-going operations and to pursue our claims against ABC Radio/Disney. We anticipate that our cash needs for the 12 months after December 31, 2001 will range from $4,000,000 to $5,000,000. We are currently exploring options to raise this additional capital. There can be no assurance that we will obtain financing when required. Additional financing, if available, will likely require us to sell additional equity securities, which is likely to result in substantial dilution to our current shareholders. If such financing is not available, we will be forced to further reduce or terminate our operations and we will likely default on obligations to creditors, all of which may be materially adverse to its operations and prospects. Based on the proceeds from the sale of the remaining television commercial production subsidiaries in January and February 2002, we anticipate that we will have sufficient funds to continue our operations at the current level through June 2002 without additional funding.


WE MAY NOT RECOVER ANY DAMAGES IN OUR LAWSUIT AGAINST ABC RADIO AND DISNEY DESPITE JURY FINDINGS THAT ABC RADIO HAD BREACHED ITS CONTRACT WITH US AND THAT ABC RADIO AND DISNEY HAD MISAPPROPRIATED OUR TRADE SECRET INFORMATION.

    In September 1998, a jury ruled in our favor in connection with litigation for breach of contract and misappropriation of trade secrets that we had commenced against ABC Radio and Disney and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secret by ABC Radio and $10 million for misappropriation of trade secret against Disney. In January 1999, the trial court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated our trade secret information; however, the court disagreed with the jury's conclusions that the evidence showed that those actions caused us damages and that the amount of damages awarded by the jury was supported by the evidence, and set aside the jury's verdict. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants be granted a new trial on the issues of causation and damages. We filed a notice of appeal in February 1999. In February 2000, we presented our oral argument to the 8th Circuit Court of Appeals. On April 10, 2001, the Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages. The damages trial is currently scheduled to begin on April 29, 2002. The Company intends to vigorously pursue its claims in a trial for damages, but there can be no assurance that we will be able to prove our damages. Even if we receive a significant damage award, we will not be able to make any recovery until all appeals have been concluded which are likely to take several years.

WE  MAY BE UNABLE TO IMPLEMENT THE Video(3) BUSINESS PLAN

    In January 2000, we announced the formation of Video(3), a subsidiary engaged in the sale and distribution of digital asset management software, hardware and services which are designed to enable clients to encode, share and leverage media assets online. We have sought and continue to seek financing in order to expand and brand our infrastructure. We cannot assure you that we will be successful in obtaining additional financing or that such additional financing, if obtained, will be sufficient to implement the Video(3) business plan. We intend to continue to develop the Video(3) business model, to explore other opportunities and to expand the breadth and depth of products and services it offers. We could be exposed to additional or new risks associated with these new opportunities. Video(3) has a limited history of operations and we cannot assure you that Video(3)'s business plan will be completed or that the business plan, if completed, will be successful. If we are not able to obtain additional capital, it may be forced to cease operations. Total revenues for Video(3) were only $277,000 in 2001 and $43,000 in 2000.

ACCEPTANCE OF DIGITAL ASSET MANAGEMENT ("DAM") PRODUCTIVITY TOOLS AND SERVICES IS NOT ASSURED

         Our success will depend in large part on widespread acceptance of utilizing DAM tools and services. The development of a market for these services has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. There can be no assurance that the market for our services will develop, that our services will be adopted by corporations and that corporations will significantly increase their use of the Internet for obtaining DAM services. If the market for DAM services fails to develop, or develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business, results of operations, cash flows and financial condition would be adversely affected. In addition, in order to be successful in this emerging market, we must differentiate our business from our competition through service offerings and brand name recognition. We may not succeed in differentiating our business from our competition or achieving widespread market acceptance of our services, and we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. In addition, if we are unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner, or if these new services and enhancements do not achieve widespread market acceptance, our business, results of operations, cash flows and financial condition will be adversely affected.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE THAT CHARACTERIZES THE INDUSTRY

         Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of DAM services and potential competition in our industry magnifies these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our services. To operate our tools and services we utilize software packages from Convera, which are customized and integrated with codes that Convera has developed. If we are unable to use this software or integrate this software in a fully functional manner, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, enhancements of our services must meet the requirements of current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our services or infrastructure to adapt to these changes.

OUR BUSINESS IS DEPENDENT UPON OUR MAINTAINING OUR PROPRIETARY RIGHTS

         Trademarks, service marks and other proprietary rights are important to our success and our competitive position. Although we seek to protect our service marks and other proprietary rights through a variety of means, we may not have taken adequate steps to protect these rights. There can be no assurance that there will be no opposition to the service marks or that the service marks will be allowed by the United States Patent and Trademark Office. Any claims brought against us, regardless of their merit, could result in costly litigation and the diversion of our financial resources and technical and management personnel. Further, if such claims are valid, through litigation or otherwise, the Company may be required to change its trademarks and pay financial damages, which could adversely affect its business.

         We typically enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our rights. The steps we have taken may not prevent misappropriation of our proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect the Company's proprietary rights as fully as in the United States.

IF WE FAIL TO SUCCESSFULLY COMPETE, OUR BUSINESS WOULD BE ADVERSELY AFFECTED

         We may face direct competition from other companies offering similar services. Many of these competitors may enjoy substantial competitive advantages, including:

    -    greater name recognition;
    -    larger, established customer bases; and
    - substantially greater financial, marketing, technical and other resources.

         In order to compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance and expand services, as well as sales and marketing channels. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. We may not be able to compete successfully in our market environment and the failure to do so could have an adverse effect on our business, results of operations, cash flows and financial condition.

         Competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party service providers. Accordingly, we may not be able to grow our customer base at our projected levels and our competitors may experience greater growth than us. We may not be able to compete successfully against our current or future competitors. Competitive pressures we face may have a material adverse effect on our business, results of operations, cash flows and financial condition.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THE LOSS OF ANY OF THESE OFFICERS OR KEY PERSONNEL WOULD LIKELY HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel. The loss of the services of certain key employees would also likely have an adverse effect on our business, results of operations and financial condition. As part of our restructuring efforts, several pertinent members of management have left. No assurance can be given that the previous management members will not engage in competition with us. With the exception of the Chief Executive Officer, we have not entered into employment agreements with any of our executives and we do not maintain "key person" life insurance for any of our personnel. Please see "Management" for detailed information on our key personnel.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL NEEDED TO SUCCEED

         Our future success depends on our ability to attract, retain and motivate highly skilled employees. Competition for personnel throughout our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating current personnel, our business, operating results, cash flows and financial condition will be adversely affected.


REGULATION OF THE INTERNET IS UNSETTLED AND FUTURE REGULATIONS COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS

         Laws and regulations directly applicable to the Internet and e-commerce may become more prevalent in the future. Such legislation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium. Although our business is based in Minnesota, the governments of other states or foreign countries might attempt to regulate our activities or levy sales or other taxes on us. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations, cash flows and financial condition could be adversely affected.

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS

         Our communications hardware, hardware for our services and product database, and certain of our other computer hardware operations, as well as our services operations, are located at our facility and the secured facilities of our technology partners. However, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our products and services. Our business, results of operations, cash flows and financial condition could be adversely affected if our systems were affected by any of these occurrences.

         Our tools and services must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our tools and services may experience slower response times or decreased traffic for a variety of reasons. In addition, our users depend on Internet service providers, on-line service providers and website operators for access to our products and services. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use.

         While we rely upon our technology partners to supply services and products, we can not be assured that such services and products will always be readily available. Substantial delays in providing service to our customers may result from any of our technology partners' failure to deliver goods and services. Any of these problems could adversely affect our business, operating results, cash flows and financial condition.

OUR STOCK PRICE HAS BEEN VOLATILE DUE TO, AMONG OTHER THINGS, OUR SUBSTANTIAL LOSSES, THE UNCERTAINTY OF THE OUTCOME OF THE ABC RADIO/DISNEY LAWSUIT, CONDITIONS IN THE TELEVISION COMMERCIAL PRODUCTION INDUSTRY AND OUR DELISTING FROM THE NASDAQ NATIONAL MARKET IN AUGUST 2001. YOU MAY BE UNABLE TO RESELL YOUR STOCK AT OR ABOVE THE PRICE YOU PAY FOR IT.

    The market price of our common stock has been subject to significant fluctuations in response to numerous factors, including variations in annual or quarterly financial results, our substantial losses, the uncertainty of the outcome of the ABC Radio/Disney lawsuit, adverse conditions in the television commercial production and technology industries and that our stock is no longer listed on the Nasdaq Stock Market due to our failure to meet the continuing listing requirements for market capitalization and stock price. During 1999, the closing price of our common stock ranged from a high of $5.25 on December 8, 1999, to a low of $1.50 on May 28, August 10, 11, 12, 13, 16, and 17, 1999.
During 2000, the closing price of our common stock ranged from a high of $5.125 on each of January 27, 2000, January 28, 2000 and January 31, 2000, to a low of $0.5625 on each of December 27, 2000 and December 29, 2000. During 2001, the closing price of our common stock ranged from a high of $1.531 on each of February 1 and 2, 2001, to a low of $0.30 on November 16, 2001. We cannot assure you that purchasers of our common stock will be able to resell such stock at or above the price at which it was purchased.

OUR STOCK IS THINLY TRADED, CREATING POSSIBLE LIQUIDITY PROBLEMS FOR SHAREHOLDERS WHO SEEK TO SELL.

    Our common stock is currently traded on the Over the Counter Bulletin Board. We cannot assure you that our common stock will ever be actively traded on such market or that, if active trading does develop, it will be sustained. Our stock was removed from trading on the Nasdaq Stock Market in August 2001 due to our failure to meet the continuing listing requirements for market capitalization and stock price. We cannot assure you that we will be able to qualify for listing on a Nasdaq market.

RESALES OF OUR SHARES MAY CAUSE THE MARKET PRICE OF OUR STOCK TO FALL, DECREASING THE VALUE OF OUR SHARES.

    As of March 15, 2002, we had 6,832,646 shares of common stock outstanding and had warrants and options outstanding to purchase an additional 4,553,977 shares of common stock. The sale of additional shares of our common stock which may become eligible for sale in the public market from time to time, upon the exercise of warrants or options, or otherwise, could have the effect of depressing the market price for our common stock.

OUR MANAGEMENT HAS THE ABILITY TO SIGNIFICANTLY AFFECT THE OUTCOME OF SHAREHOLDER VOTING, INCLUDING POSSIBLY TAKING ACTIONS CONTRARY TO THE PREFERENCES OF SHAREHOLDERS AT LARGE.

    As of March 15, 2002, approximately 22.8% of our outstanding common stock was beneficially owned by our current executive officers and directors. Accordingly, they may be able to significantly influence our business and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a sale or change in control. This could deny shareholders the receipt of a premium on their common stock and depress the market price of our common stock.

OUR RIGHTS PLAN, ABILITY TO ISSUE "BLANK CHECK" PREFERRED STOCK AND APPLICABLE PROVISIONS OF MINNESOTA LAW MAY PREVENT A CHANGE IN CONTROL, DENYING SHAREHOLDERS THE RECEIPT OF A PREMIUM ON THEIR COMMON STOCK.

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

    The existence of our ability to issue "blank check" preferred stock and provisions of Minnesota law could deter or delay a takeover or other change in control. This could deny shareholders the receipt of a premium on their common stock and depress the market price of our common stock.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

    Our interest rate risk results from our debt which has fixed rates. Management's primary method to mitigate the impact of fluctuations in interest rates is to monitor credit availability and, to the extent possible, our creditworthiness in an effort to ensure that the debt portfolio is competitively priced. The following table provides information about our debt and principal cash flows and current interest rates by expected maturity date for the year ended December 31, 2001:

                                                                        Average
                    Expected Maturity Date                           Interest Rate
                    ----------------------                           -------------
                             2002                 $      390,679               8.7%
                             2003                      1,632,013              19.0%
                             2004                        136,927               7.2%
                             2005                        144,648               7.1%
                             2006                         72,756               7.0%
                                                  --------------
                            Total                 $    2,377,023              15.6%
                                                  ==============              =====
                      Fair Market Value           $    2,377,000
                                                  ==============


ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

iNTELEFILM CORPORATION

INDEX TO FINANCIAL STATEMENTS

         Independent Auditors' Reports                                 19

         Consolidated Financial Statements

                  Balance Sheets                                       21

                  Statements of Operations                             22

                  Statements of Shareholders Equity (Deficit)          23

                  Statements of Cash Flows                             24

         Notes to Consolidated Financial Statements                    26

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
iNTELEFILM Corporation

We have audited the accompanying consolidated balance sheet of iNTELEFILM Corporation as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iNTELEFILM Corporation at December 31, 2001, and the consolidated results of its operations and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

SILVERMAN OLSON THORVILSON & KAUFMANN LTD


Minneapolis, Minnesota
February 15, 2002, except for Notes 11 and 16 as to which the date is February
  28, 2002

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
iNTELEFILM Corporation

We have audited the accompanying consolidated balance sheet of iNTELEFILM Corporation as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of iNTELEFILM Corporation at December 31, 2000, and the consolidated results of its operations and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

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




BDO SEIDMAN, LLP

Milwaukee, Wisconsin
February 16, 2001
                             iNTELEFILM CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

         ASSETS                                                                  2001                 2000
                                                                             ------------         ------------
Current assets:
    Cash and cash equivalents                                                $    300,939         $  3,099,496
    Accounts receivable, net of allowance for doubtful accounts
      of $100,448 and $27,600, respectively                                       100,180            7,127,026
    Unbilled accounts receivable                                                       --            1,122,888
    Accounts receivable - affiliates (Note 14) net allowance of
      $0 and $324,835, respectively                                                    --               82,448
    Other accounts receivable                                                          --              590,956
    Prepaid expenses                                                              255,397            1,138,738
    Net production company assets available for sale (Notes 3 and 16)           2,520,545                   --
    Other current assets                                                               --              676,294
                                                                             ------------         ------------
         Total current assets                                                   3,177,061           13,837,846

Property and equipment, net (Note 6)                                              438,734            3,373,844
Intangible assets, net (Note 7)                                                   160,417            7,014,358
Net production company assets available for sale (Notes 3 and 16)                 764,455                   --
Other assets                                                                      316,049              471,862
                                                                             ------------         ------------
         Total assets                                                        $  4,856,716         $ 24,697,910
                                                                             ============         ============


   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                         $  1,341,411         $  4,921,347
    Accounts payable - affiliates (Note 14)                                            --               30,000
    Deferred revenue                                                               27,602            2,938,268
    Other accrued expenses (Note 8)                                             1,848,631            5,094,376
    Other accrued expenses - related party (Notes 12 and 14)                      255,000                   --
    Line of credit (Note 10)                                                           --              198,847
    Short-term debt (Note 5)                                                           --              687,731
    Long-term debt - current maturities (Note 11)                                 390,679              115,134
                                                                             ------------         ------------
         Total current liabilities                                              3,863,323           13,985,703

Other accrued expenses - related party (Notes 12 and 14)                          568,750                   --
Long-term debt (Note 11)                                                        1,283,509              610,332
Long-term debt - related parties (Note 11)                                        702,835                   --
                                                                             ------------         ------------
         Total liabilities                                                      6,418,417           14,596,035
                                                                             ------------         ------------


Commitments and contingencies (Note 12)                                                --                   --

Minority interest (Notes 4 and 7)                                                 500,000            1,002,580

Shareholders' equity (deficit) (Note 13):
    Common stock                                                                  136,652              130,227
    Additional paid-in capital                                                 47,335,498           46,223,361
    Accumulated deficit                                                       (49,533,851)         (36,897,418)
    Stock subscriptions receivable (Note 14)                                           --             (356,875)
                                                                             ------------         ------------
         Total shareholders' equity (deficit)                                  (2,061,701)           9,099,295
                                                                             ------------         ------------

               Total liabilities and shareholders' equity (deficit)          $  4,856,716         $ 24,697,910
                                                                             ============         ============

        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                             2001                2000                1999
                                                                        ------------         ------------         ------------
Revenues                                                                $    276,596         $     43,181         $         --

Costs and expenses:
    Cost of revenues                                                         206,245              194,085                   --
    Selling, technical, general and administrative (exclusive of
      all items shown below)                                               1,676,280            1,557,666                   --
    Corporate (Note 9)                                                     3,388,820            2,712,926            2,123,734
    Corporate expenses paid to affiliated management company
      (Note 14)                                                              345,000            2,080,000            1,549,372
    Stock option compensation                                                     --               60,000               50,400
    Depreciation and amortization                                            665,276              474,326               55,492
                                                                        ------------         ------------         ------------

Loss from continuing operations                                           (6,005,025)          (7,035,822)          (3,778,998)

Minority interest                                                            160,000                   --                   --
Other income (expense)                                                        28,920                   --                   --
Interest expense                                                            (417,822)             (74,840)          (1,096,660)
Interest expense - related parties (Note 14)                                 (20,915)             (49,973)             (51,945)
Interest income                                                               32,454              373,019            1,554,687
Interest income - related parties                                                 --               29,966                   --
                                                                        ------------         ------------         ------------

Net loss from continuing operations before income taxes                   (6,222,388)          (6,757,650)          (3,372,916)

Income tax provision (benefit) (Note 15)                                          --               79,988             (700,000)
                                                                        ------------         ------------         ------------

Net loss from continuing operations                                       (6,222,388)          (6,837,638)          (2,672,916)


Loss from discontinued operations (Note 3)                                (4,884,776)          (4,106,853)          (4,336,740)
Gain (loss) on the disposal of discontinued operations, net of
  income taxes of $0, $0 and $1,801,892, respectively (Note 3)            (1,529,269)                  --           14,349,233
                                                                        ------------         ------------         ------------

Net income (loss)                                                       $(12,636,433)        $(10,944,491)        $  7,339,577
                                                                        ============         ============         ============

Basic and diluted net loss per share from continuing operations         $      (0.92)        $      (1.06)        $      (0.42)
                                                                        ============         ============         ============

Basic and diluted net loss per share from discontinued
  operations                                                            $      (0.72)        $      (0.64)        $      (0.68)
                                                                        ============         ============         ============

Basic and diluted net income (loss) per share on the disposal of
  discontinued operations                                               $      (0.23)        $        (--)        $       2.26
                                                                        ============         ============         ============

Basic and diluted net income (loss) per share                           $      (1.87)       $       (1.70)        $       1.16
                                                                        ============         ============         ============

Weighted average number of shares outstanding                              6,754,000            6,437,000            6,343,000
                                                                        ============         ============         ============

        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                         COMMON STOCK
                                                              -----------------------------        ADDITIONAL
                                                                  SHARES           AMOUNT       PAID-IN CAPITAL
                                                              -------------    ------------    ---------------
Balance at December 31, 1998                                      6,450,742    $    129,015    $    45,773,584

Issuance of common stock regarding purchase of Chelsea              125,000           2,500            247,500
Repurchase of common stock                                         (488,900)         (9,778)          (907,836)
Issuance of common stock upon exercise of options                   205,316           4,106            474,602
Stock option compensation                                           -               -                   50,400
Receipt of stock subscription                                       -               -                  -
Other                                                                (3,540)            (71)           (12,950)

Net income                                                          -               -                  -
                                                              -------------    ------------    ---------------

Balance at December 31, 1999                                      6,288,618         125,772         45,625,300

Issuance of common stock regarding purchase of Chelsea               75,000           1,500            186,000
Repurchase of common stock                                          (12,500)           (250)           (31,973)
Issuance of common stock upon exercise of options                   120,753           2,415            316,462
Stock option compensation                                           -               -                   60,000
Issuance of common stock upon exercise of warrants                   39,495             790               (798)
Consolidated gain on direct issuance of subsidiary
  common stock (Note 5)                                             -               -                   68,370

Net loss                                                            -               -                  -
                                                              -------------    ------------    ---------------

Balance at December 31, 2000                                      6,511,366         130,227         46,223,361

Issuance of common stock for services                                76,400           1,528             60,872
Issuance of common stock in Harmony Tender Offer (Note 4)           244,880           4,897            271,560
Stock subscription forgiveness (Note 14)                            -               -                  -
Video(3) equity raised net of minority interest (Note 5)            -               -                  430,000
Options and warrants issued for services and financing              -               -                  349,705

Net loss                                                            -               -                  -
                                                              -------------    ------------    ---------------

Balance at December  31, 2001                                     6,832,646    $    136,652    $    47,335,498
                                                              =============    ============    ===============




                                                                     STOCK                                         TOTAL
                                                                 SUBSCRIPTIONS           ACCUMULATED           SHAREHOLDERS
                                                                   RECEIVABLE              DEFICIT           EQUITY (DEFICIT)
                                                                   ----------              -------           ----------------
Balance at December 31, 1998                                     $    (129,563)        $  (33,292,504)       $    12,480,532

Issuance of common stock regarding purchase of Chelsea                 -                      -                      250,000
Repurchase of common stock                                             -                      -                     (917,614)
Issuance of common stock upon exercise of options                     (222,500)               -                      256,208
Stock option compensation                                              -                      -                       50,400
Receipt of stock subscription                                           24,563                -                       24,563
Other                                                                  -                      -                      (13,021)

Net income                                                             -                    7,339,577              7,339,577
                                                                --------------      -----------------      -----------------

Balance at December 31, 1999                                          (327,500)           (25,952,927)            19,470,645

Issuance of common stock regarding purchase of Chelsea                 -                      -                      187,500
Repurchase of common stock                                             -                      -                      (32,223)
Issuance of common stock upon exercise of options                      (29,375)               -                      289,502
Stock option compensation                                              -                      -                       60,000
Issuance of common stock upon exercise of warrants                     -                      -                           (8)
Consolidated gain on direct issuance of subsidiary
  common stock (Note 5)                                                -                      -                       68,370

Net loss                                                               -                  (10,944,491)           (10,944,491)
                                                                --------------         --------------        ---------------

Balance at December 31, 2000                                          (356,875)           (36,897,418)             9,099,295

Issuance of common stock for services                                  -                      -                       62,400
Issuance of common stock in Harmony Tender Offer (Note 4)
                                                                       -                      -                      276,457
Stock subscription forgiveness (Note 14)                               356,875                -                      356,875
Video(3) equity raised net of minority interest (Note 5)               -                      -                      430,000
Options and warrants issued for services and financing                 -                      -                      349,705

Net loss                                                               -                  (12,636,433)           (12,636,433)
                                                                --------------         --------------        ---------------

Balance at December  31, 2001                                    $     -               $  (49,533,851)       $    (2,061,701)
                                                                 =============         ==============        ===============



        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                             2001              2000             1999
                                                                        ---------------  ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $   (12,636,433) $(   10,944,491)  $     7,339,577
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities net of disposition and discontinued operations:
   Loss (gain) on disposal of discontinued operations, net of taxes           6,414,045        4,106,853       (10,012,493)
   Forgiveness of stock subscriptions to former CEO and director                356,875          -                 -
   Depreciation and amortization                                                665,276          474,326            54,492
   Stock option compensation expense                                            257,055           60,000            50,400
   Non cash income tax benefit                                                  -                -                (700,000)
   Amortization and write-off of deferred debt issue costs                       75,000          -                 742,737
   Minority interest                                                           (160,000)         -                 -
   Decrease (increase) in (excluding subsidiary acquisitions
    and sales):
       Accounts receivable                                                      (88,627)         (11,553)          -
       Other receivables                                                        116,962            2,070           168,098
       Prepaid expenses                                                        (194,374)          49,759           (30,966)
   Increase (decrease) (excluding subsidiary acquisitions and sales):
       Accounts payable                                                         264,584          370,102        (1,862,214)
       Deferred revenue                                                          12,752           14,850           -
       Other accrued expenses                                                 1,429,935         (222,493)           93,797
                                                                        ---------------  ---------------   ---------------
         Net cash used in continuing operations                              (3,486,950)      (6,100,577)       (4,156,572)
         Net cash provided by (used in) discontinued operations                (213,873)         296,423        (1,711,403)
                                                                        ---------------  ---------------   ---------------
         Net cash used in operating activities                               (3,700,823)      (5,804,154)       (5,867,975)
                                                                        ---------------  ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (47,554)        (871,302)         (128,992)
Cash acquired net of cash relinquished in acquisitions and sales               (379,151)         -                 -
Proceeds from sale of radio stations                                            -                -              14,045,180
Proceeds from note receivable                                                   -                -              15,000,000
Other capital expenses                                                          -               (100,000)          -
                                                                        ---------------  ---------------   ---------------
         Net cash provided by (used in) continuing operations                  (426,705)        (971,302)       28,916,188
         Net cash used in discontinued operations                              (408,739)      (1,372,292)       (5,432,074)
                                                                        ---------------  ---------------   ---------------
         Net cash provided by (used in) investing activities                   (835,444)      (2,343,594)       23,484,114
                                                                        ---------------  ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in line of credit                                          (198,847)      (3,350,064)        1,356,776
Repayment of debt                                                              (153,443)      (1,646,352)         (142,085)
Proceeds from issuance of debt                                                1,500,000          -                 -
Proceeds from issuance of common stock                                          -                289,498           280,771
Proceeds from issuance of subsidiary common stock                               590,000          -                 -
Redemption of redeemable convertible preferred stock                            -                -              (2,448,486)
Repurchase of common stock                                                      -                (32,223)         (930,635)
                                                                        ---------------  ---------------   ---------------
         Net cash provided by (used in) continuing operations                 1,737,710       (4,739,141)       (1,883,659)
         Net cash provided by discontinued operations                           -                -                 -
                                                                        ---------------  ---------------   ---------------
         Net cash provided by (used in) financing activities                  1,737,710       (4,739,141)       (1,883,659)
                                                                        ---------------  ---------------   ---------------

Increase (decrease) in cash and cash equivalents                             (2,798,557)     (12,886,889)       15,732,480
Cash and cash equivalents at beginning of year                                3,099,496       15,986,385           253,905
                                                                        ---------------  ---------------   ---------------

Cash and cash equivalents at end of year                                $       300,939  $     3,099,496   $    15,986,385
                                                                        ===============  ===============   ===============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                             2001              2000             1999
                                                                       --------------    --------------    --------------
  Cash paid during the year for income taxes                           $      -          $      808,648    $      421,104
                                                                       ==============    ==============    ==============
  Cash paid during the year for interest                               $      408,737    $      252,977    $      386,274
                                                                       ==============    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    During the year ended December 31, 2001:

        In connection with the Harmony tender offer and merger (Note 4) the Company issued 244,880 shares of common stock valued at $276,457. This value was accounted for as goodwill.

        In connection with the rescission of the Cosmic Inventions acquisition, a note payable for $650,000 was cancelled and 560,000 of 660,000 shares of Video(3) common stock issued in the acquisition transaction were returned to Video(3). Goodwill recognized in the acquisition and having a net book value of $710,377 at the time of the rescission was reversed (Note 5).

        The Company incurred a note payable of $300,000 in connection an agreement with the landlord of The End's Los Angeles facility under which the landlord released the Company from all obligations associated with the lease (Note 12).

    During the year ended December 31, 2000:

        Additional consideration paid in 2000 for the acquisition of all the issued and outstanding common stock of Chelsea (Note 4) included 75,000 shares of the Company's common stock valued at $187,500.

        Video(3) acquired all of the issued and outstanding shares of stock of Cosmic Inventions (Note 5) through the assumption of $17,233 in liabilities net of assets. Additional consideration for the acquisition included 660,000 shares of Video(3)'s common stock valued at $66,000 and a $650,000 promissory note.

        Video(3) entered into a software license agreement with Convera (Note
        7). Consideration for this agreement included $400,000 to be paid at a future date and 200,000 shares of Video(3)'s common stock valued at $500,000 and $100,000 in cash.

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

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Description of Business:

                     iNTELEFILM Corporation (f/k/a Children's Broadcasting Corporation) ("iNTELEFILM" or the "Company") was incorporated under the Minnesota Business Corporation Act on February 7, 1990. The Company has undergone a restructuring that has resulted in the sale of its commercial television production businesses. With these sales completed, the Company's sole continuing operating subsidiary is Video(3) (f/k/a WebADTV) which was formed in January, 2000 and is engaged in the sale and distribution of digital asset management ("DAM") applications and services which are designed to protect and leverage media assets online. The Company is the principal shareholder in Video(3), owning 75.0 % and 84.2% of the issued and outstanding stock at December 31, 2001 and 2000, respectively. In the event that all stock options and warrants issued directly by Video(3) were exercised, the Company's ownership would be diluted to 54.0% and 78.4% at December 31, 2001 and 2000, respectively. The restructuring of the Company is ongoing and anticipated to be completed in the first half of 2002.

                     The production company subsidiaries that the Company has sold or for which operations have previously been discontinued were acquired through a series of transactions (Note 4). During the period from July 1997 through December 31, 2000, the Company purchased a 55.2% ownership interest in Harmony Holdings, Inc. ("Harmony"), a corporation that produces television commercials, music videos and related media. Harmony Holdings operating subsidiaries were Curious Pictures Corporation ("Curious Pictures") and The End, Inc. ("The End"). In April 1999, the Company became Harmony's majority shareholder and began consolidating Harmony rather than accounting for Harmony under the equity method. In March 2001, the Company increased its ownership interest in Harmony to 90.4% upon completion of an exchange offer that was initiated in November 2000. In May 2001, the Company completed its acquisition of Harmony by merging Harmony with a wholly owned subsidiary. Additionally, in August 1999, iNTELEFILM acquired a majority ownership interest in Curious Pictures Corporation by buying an existing option and share transfer agreement ("Option Agreement") from four principle executives of Curious Pictures. As a result, Curious Pictures, a former majority-owned subsidiary of Harmony, became a direct subsidiary of the Company. In March 1999, the Company acquired Chelsea Pictures, Inc. ("Chelsea"), which has offices in New York and Hollywood. Chelsea produces television commercials, independent films and related media. In March 2000, the Company formed DCODE, Inc. ("DCODE") a production company/creative services agency hybrid. The production companies typically direct services towards large advertisers and advertising agencies located in the major markets of New York, Los Angeles, Chicago, Detroit, Dallas, San Francisco and Minneapolis.

                     Previously, the Company had broadcast 24-hour children's radio programming, known as Aahs World RadioSM*, via satellite to markets representing approximately 40% of the U.S. population. Pursuant to its former growth strategy, the Company acquired AM radio broadcast licenses ("Radio Stations") in 14 U.S. markets. In 1998, the Company focused on the process of selling its previously acquired radio stations. The sale of the Company's radio station properties was completed on January 14, 1999. The Company is currently pursuing litigation against ABC/Disney (See Pending Litigation in Note 12) in connection with its prior broadcasting business strategy.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Goodwill:

                     Goodwill (Note 7) primarily represents the excess of the Company's purchase price, including additional payments over the fair market value of Harmony, Chelsea, and Curious Pictures net assets at the date of acquisition. Goodwill has been amortized on a straight-line basis over seven years for all periods. The net realizable value of goodwill is included in net production company assets available for sale (Note 3) on the accompanying balance sheet.

                  Subsidiary Stock Transactions:

                     Gains and losses from the direct sale of subsidiary shares are recorded as a capital transaction.

                  Revenue Recognition for Video(3):

                     The Company derives its revenues from licenses of software products and related services. Product license revenue is recognized when a purchase order has been received or license agreement has been signed, the product has been shipped and accepted by the customer, and collection is probable. Services revenue consists of fees from consulting and maintenance. Consulting services include needs assessment, software integration, security analysis, application development and training. The Company bills consulting fees either on a time and materials or on a fixed-bid basis. The Company prices maintenance agreements based on a percentage of the product license fee. Customers purchasing maintenance agreements receive product upgrades and technical support. The Company recognizes revenue from maintenance agreements ratably over the term of the agreement, typically one year. Customer advances and billed amounts due from customers in excess of revenue are recorded as deferred revenue.

                  Revenue Recognition for Commercial Production Companies:

                     The Company produced television commercials and music videos under firm bid, cost plus or cost plus fixed fee contracts, which were typically less than one month in duration. At December 31, 2001 and 2000, the Company had no long-term contracts. Contract revenues were recognized using the percentage of completion method. The percentage of contract revenues recognized was computed at that percentage of estimated total revenues that incurred costs to date bears to total estimated costs, after giving effect to the most recent estimate of costs to complete. Revisions in costs and revenue estimates were reflected in the period in which the facts that require the revision become known. Deferred revenue represented amounts billed in excess of revenues earned. These revenues have been reflected as a component of loss from discontinued operations (Note 3) on the accompanying statement of operations.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

                  Net Income (Loss) Per Share:

                     Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") (SFAS 128), requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Outstanding options and warrants to purchase 4,553,977, 3,588,046 and 3,577,718 shares of the Company's common stock at December 31, 2001, 2000 and 1999, respectively, were not included in the diluted EPS calculation as the effect would be antidilutive.

                  Income Taxes:

                     The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax basis.

                  Stock Based Compensation:

                     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock issued to Employees," or SFAS 123. The Company has chosen to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25 and guidance provided in Financial Accounting Standards Board Interpretation ("FASB") No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the measurement date over the amount an employee must pay to acquire stock.

                     If SFAS 123 has not been adopted related to stock-based employee compensation SFAS 123 for footnote purposes requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model that takes into account the stock price at grant date, exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

                     All of the Company's revenue for its only currently operating subsidiary, Video(3), was concentrated into two customers for 2001 and 2000. Additionally, as of December 31, 2001, the Company had deposits in excess of federally insured amounts aggregating approximately $229,000 at numerous financial institutions.

                  Use of and Change in Estimates:

                     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     During the year ended December 31, 2000, the Company recorded an additional valuation allowance associated with commercial director advances in excess of earnings totaling approximately $856,392, for a total valuation allowance of approximately $996,444. Such advances were regularly paid to established commercial directors on a monthly basis and were offset against the actual earnings from commercial directorial services. The Company accounted for these payments as prepaid compensation and recognized them as an expense in the period that they were offset against a commercial director's actual earnings. Capitalized amounts were evaluated for collectibility based on anticipated future commercial project awards for individual commercial directors and the Company fully reserved for such capitalized amounts. The valuation allowance was primarily necessitated in 2000 by changes in the workflow and contractual relationships of the majority of The End's commercial directors. These amounts were written off in 2001.

                  Comprehensive Income:

                     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) requires the Company to report and display certain information related to comprehensive income. The Company does not have any components of comprehensive income.

                  Segment Information:

                     Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131) requires the Company to report segment assets, liabilities, sales and operating income in the same format reviewed by Company's management. In January 2000, the Company began reporting a segment for Video(3) which became the Company's only remaining reporting segment when commercial production company operations were discontinued in December 2001 (Note 3). In 1999, the Company transitioned into the commercial production and related media business (Note 4).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  New Accounting Pronouncements:

                     Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS No. 133) is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

                     As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill was written down to net realizable value pursuant to the anticipated sale of the commercial production subsidiaries (Note 3). Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact, if any, its financial position and results of operations.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  New Accounting Pronouncements (Continued):

                     In August 2001, the Financial Accounting Standards Board finalized the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets including the broadening of the presentation of discontinued operations. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company believes the impact of this new pronouncement will not have a material effect on its financial statements.

                  Reclassifications:

                     Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation. These reclassifications have no effect on the accumulated deficit or net income (loss) previously reported.

NOTE 2:           MANAGEMENT PLANS

                  The Company's consolidated financial statements are presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, during the year ended December 31, 2001, the Company incurred a net loss of $12,636,433 and a negative cash flow from operations of $3,700,823, resulting in a negative working capital position of $686,262 and an accumulated deficit totaling $49,533,851 at December 31, 2001.

                  In response to the aforementioned adversities, management has and continues to implement the following plans. During the first quarter of 2001 and continuing into 2002, the Company has executed restructuring plans to eliminate all non-profitable commercial production subsidiaries and to significantly reduce corporate and Video(3) operating expenses by eliminating several positions, thereby reducing payroll and benefits costs. In January and February 2002, the Company completed the sale of Chelsea, Curious Pictures and DCODE for cash proceeds totaling $2,250,000 and note receivable of $1,035,000 with installments and maturities over three years (Note 16). In January 2002, the Company executed a transaction whereby it sold an assignment of $1,000,000 of the potential award to be received in connection with our ongoing litigation against ABC/Disney (see Pending Litigation in Note 12 and Note
                  16) for net proceeds totaling $495,000. In the event that such litigation is not successful or the Company does not receive proceeds, net of amounts due to the litigation attorneys, to fully satisfy the assignment, no additional amount will be paid to the purchasing party. The Company anticipates requiring additional financing to continue to support its operations and the advancement of the lawsuit against ABC/Disney in 2002. The Company is currently exploring options to raise this additional capital. There can be no assurance that the Company will obtain financing when required, or that such financing, if available, will be on terms acceptable or favorable to the Company. If such financing is not available, the Company may be forced to further reduce or terminate its operations or potentially default on obligations to creditors, all of which may be materially adverse to its operations and prospects. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:           DISCONTINUED OPERATIONS

                  Commercial Production Company Operations:

                     On December 10, 2001, the Company's board of directors approved a plan for the sale of the Company's remaining television commercial production companies, Curious Pictures, DCODE and Chelsea which represents the measurement date for the Company's exit from its television commercial production business segment. Accordingly, the results of operations and anticipated result of the disposition at that time have been classified as loss from discontinued operations and loss on disposal of the discontinued operations in the accompanying consolidated statements of operations pursuant to Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." During the years ended December 31, 2001, 2000 and 1999, the Company recognized losses on the operation of the discontinued television commercial production segment of $4,884,776, $4,106,853 and $4,336,740, respectively. Additionally, during the year ended December 31, 2001, the Company recognized an estimated loss expected in the disposal of the remaining television commercial production business' of $1,529,269 which includes a write-down of the goodwill associated with operations being sold of $3,209,664 net of a gain of $1,680,395 associated with the write-off of liabilities in excess of realized assets of abandoned production company operations of The End.

                     In February 2001, the operations of Harmony's subsidiary, The End, were discontinued. The End consisted of The Beginning, Inc., The Moment, Inc., Serial Dreamer, Inc., Gigantic Entertainment, Inc., and Unscented, Inc. and had locations in Los Angeles and New York. The Company accrued closing costs totaling $1,302,006. These costs consist of the following: continuing contractual obligations of $735,000 and estimated office, legal, non-refundable prepayments and other administrative costs of the closure of $567,006. In addition to the restructure charge recognized in the first quarter of 2001, the Company also recognized a long-lived asset impairment charge of $895,500 related to The End in the last quarter of 2000. This charge included the write-down of $150,000 for goodwill, $614,000 for property and equipment and $131,500 for lease deposits. The restructuring and asset impairment charges have been reclassified and accounted for as part of the loss from discontinued operations on the accompanying consolidated statements of operations. At December 31, 2001, the operations of the End have been completely wound down and all assets have been realized with no adjustment to the accrued closing costs other than the aforementioned gain on the write-off of its liabilities in excess of its realized assets.

                     Subsequent to December 31, 2001, the sales of Curious, DCODE and Chelsea were completed (Note 16).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:           DISCONTINUED OPERATIONS (CONTINUED)

                  Commercial Production Company Operations (Continued):

                     At December 31, 2001, the net assets of the discontinued operations were as follows (rounded to the nearest 000's):

                           Assets:
                             Cash                                                        $    379,000
                             Accounts receivable                                            2,238,000
                             Unbilled accounts receivable                                   2,013,000
                             Prepaid expenses and other                                     1,044,000
                             Property and equipment                                         1,860,000
                             Intangible assets                                              1,844,000
                                                                                         ------------

                               Total assets                                                 9,378,000
                                                                                         ------------

                           Liabilities:
                             Accounts payable                                               1,469,000
                             Accrued liabilities                                            2,908,000
                             Deferred revenue                                                 829,000

                           Minority interest                                                  887,000
                                                                                         ------------

                               Total liabilities and minority interest                      6,093,000
                                                                                         ------------

                                   Net assets of commercial production companies         $  3,285,000
                                                                                         ============


                     Following is a summary of television production company operations for the years ended December 31 (rounded to the nearest 000's):

                                                                            2001              2000             1999
                                                                       --------------   --------------    --------------
                      Contract revenues                                $   41,609,000   $   66,954,000    $   67,242,000

                      Cost and expenses:
                         Cost of production                                34,868,000       55,609,000        56,489,000
                         Selling, general and administration               10,102,000       14,248,000        13,279,000
                         Restructuring                                      1,302,000          895,000           -
                                                                       --------------   --------------    --------------
                            Operating loss                               (  4,663,000)    (  3,798,000)     (  2,526,000)

                         Equity loss in Harmony                               -                -            (  1,931,000)
                         Other income (expense)                               -           (    180,000)          120,000
                         Interest expense                                (    219,000)    (    129,000)          -
                                                                       --------------   --------------    --------------
                            Loss before income taxes                     (  4,882,000)    (  4,107,000)     (  4,337,000)
                         Income taxes                                           3,000          -                 -
                                                                       --------------   --------------    --------------

                            Loss from discontinued operations          $(   4,885,000)  $(   4,107,000)   $(   4,337,000)
                                                                       ==============   ==============    ==============

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:           DISCONTINUED OPERATIONS (CONTINUED)

                  Commercial Production Company Operations (Continued):

                     At December 31, 2000, the net assets of the discontinued operations were as follows (rounded to the nearest 000's):

                         Assets:
                           Cash                                                         $   1,044,000
                           Accounts receivable                                              7,671,000
                           Unbilled accounts receivable                                     1,123,000
                           Prepaid expenses and other                                       1,554,000
                           Property and equipment                                           2,176,000
                           Intangible assets                                                5,802,000
                                                                                        -------------

                               Total assets                                                19,370,000

                         Liabilities:
                           Accounts payable                                                 3,845,000
                           Accrued liabilities                                              3,452,000
                           Deferred revenue                                                 2,923,000

                         Minority interest                                                    503,000
                                                                                        -------------

                               Total liabilities and minority interest                     10,723,000

                               Net assets of commercial production companies            $   8,647,000
                                                                                        =============

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:           DISCONTINUED OPERATIONS (CONTINUED)

                  The End (London) Sale Transaction:

                     Effective July 1, 1999, Harmony sold 90% of the issued and outstanding shares of capital stock of one of its consolidated subsidiaries, The End (London), LTD ("The End (London)"), to a principal executive of The End (London) for nominal consideration. The End (London) was a commercial production company based in London, England, and, prior to this sale, was a wholly owned subsidiary of Harmony. As a result of the sale, Harmony was relieved of liabilities in excess of assets forfeited, resulting in a non-cash gain to the Company of $119,508. In September 2001, the Company sold its remaining 10% interest in The End (London) for approximately $100,000 resulting in a gain of approximately $82,000 which is reflected in discontinued operations.

                  Radio Station Sale Transactions:

                     On January 6, 1998, the Company's shareholders approved the sale of all of the Company's owned and operated radio stations which represents the measurement date for the Company's exit from the children's entertainment and radio broadcasting business. Accordingly, the operation and disposition of the radio stations were classified as discontinued operations in the accompanying financial statements. During the year ended December 31, 1999 the Company recognized gains on the disposal of discontinued operations of $14,349,233. These overall gains include losses from discontinued operations of $113,183 on revenues of $100,279 and a tax provision of $1,802,000. The basic and diluted income per share related to the gain from the disposal of discontinued operations was $2.27 in 1999.

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

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:           DISCONTINUED OPERATIONS (CONTINUED)

                  Radio Station Sale Transactions (Continued):

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

                     The gain on the sale of the Company's radio stations aggregated $14,462,416 net of income taxes in 1999. Included in the transaction costs for the transactions closed in 1999 are bonuses paid to company management, employees and a privately held affiliate (the "Management Company") related to the Company through common control (Note 14) totaling $825,000. This bonus was paid in 1999 on the close of the Unica radio station sale transaction. This bonus was reflected as a transaction expense for the Unica radio station sale in 1999. The bonuses were approved by the Company's Board of Directors and were contingent upon completion of the sale transactions.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 4:           COMMERCIAL PRODUCTION COMPANY ACQUISITIONS

                  Harmony Holdings Acquisition:

                     Prior to December 31, 2000, the Company commenced an exchange offer to the shareholders of Harmony to acquire all of the remaining outstanding shares of Harmony's common stock in exchange for shares of the Company's common stock. This exchange offer was completed as of March 2, 2001. The Company exchanged 193,315 shares of its common stock for 2,658,081 shares of Harmony's common stock, thereby increasing its ownership to 90.4% of Harmony. Based on its stock price of $1.13 per share on March 2, 2001 and $206,109 in transaction costs, the Company recognized $423,750 of goodwill. On May 10, 2001, the Company completed the Harmony acquisition by merging Harmony with a wholly owned subsidiary of iNTELEFILM. In connection with the merger, the Company exchanged 51,565 shares of its common stock for the 709,017 shares of Harmony that remained outstanding. In addition, the Company incurred approximately $57,000 in transactions costs and recognized an additional $115,157 of goodwill.

                     Prior to the aforementioned exchange offer and merger, the Company's investment in Harmony represented 55.2% of Harmony's outstanding common stock at December 31, 2000 and 1999. This 55.2% ownership interest was acquired though numerous private and open market stock acquisitions that occurred beginning in July of 1997 and ending in July of 1999. The aggregate purchase price paid of $9,730,872 and transaction costs totaling $93,201 were allocated based on the estimated fair market value of the assets acquired consisting of common stock of $9,140,872 and stock options valued at $590,000. The Company began to consolidate Harmony's results from operations on April 1, 1999. All periods prior to this date were accounted for under the equity method. Accordingly, the excess of the purchase price over the Company's pro-rata share of Harmony's net tangible assets discussed below was recast from the investment in Harmony to goodwill based on the estimated fair market value of Harmony's assets.

                     The excess of the purchase price over the Company's prorata share of Harmony's net tangible assets totaled $7,349,511 and $6,810,766 at December 31, 2001 and 2000, respectively. The increase during the current year primarily relates to $276,457 of excess purchase price and approximately $263,000 of costs associated with the completion of the tender offer. The excess purchase price related to Harmony's intangible asset value, principally technical know-how, industry reputation and customer lists. The unamortized balance of these intangible assets was written down during the year ended December 31, 2001 in conjunction with the discontinued operations that were reflected related to the Company's commercial production companies (Note 3).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 4:           COMMERCIAL PRODUCTION COMPANY ACQUISITIONS (CONTINUED)

                  Harmony Holdings Acquisition (Continued):

                     The following amounts represent Harmony's results from operations for the periods presented that Harmony was accounted for under the equity method. Such amounts have been derived from Harmony's financial statements for the fiscal years ended June 30, 1999:

                                                                          Quarter Ended
                                                                         March 31, 1999
                                                                        ----------------
                     Contract revenues                                     $  16,274,699
                     Cost of production                                       13,889,304
                                                                        ----------------

                     Gross profit                                              2,385,395
                     Operating expenses                                        3,511,348
                                                                        ----------------

                     Loss from operations                                     (1,125,953)
                     Interest income (expense), net                              (79,089)
                                                                           -------------

                     Loss before income taxes                                 (1,205,042)
                     Income taxes                                                -
                                                                        ----------------

                     Net loss                                              $  (1,205,042)
                                                                           =============

                     Company's share of Harmony's net loss                 $  (1,205,042)

                     Amortization expense for the excess of the
                       investment cost over the underlying net
                       assets of Harmony                                        (725,900)
                                                                           -------------

                     Company's equity loss in Harmony                      $  (1,930,942)
                                                                           =============

                  Chelsea Acquisition:

                     On March 4, 1999, the Company acquired all of the issued and outstanding common stock of Chelsea for 200,000 shares of common stock with a value of $437,500 and the assumption of approximately $885,441 of liabilities net of assets. Chelsea is a television commercial production company with principal operations in New York, New York. The acquisition has been accounted for as a purchase, whereby, the purchase price and related acquisition expenses incurred of $250,382 were allocated based upon the fair market value of the assets purchased and liabilities assumed, consisting of goodwill of $1,573,323, current accrued liabilities of $1,163,584 and current assets of $278,143. The Company issued 125,000 shares of common stock valued at $250,000 on the acquisition date, and 75,000 shares valued at $187,500 in July 2000. The 75,000 shares issued in July 2000 were issued pursuant to the agreement whereby if Chelsea achieved earnings before interest, taxes, depreciation and amortization ("EBITDA") in excess of $500,000, the previous owner would receive an additional 75,000 shares of the Company's common stock. Chelsea did achieve such EBITDA and 75,000 additional shares were issued. Accordingly, the Company accounted for the issuance of shares as an addition to goodwill, based upon the fair market value of the stock on the date the shares were earned.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 4:           COMMERCIAL PRODUCTION COMPANY ACQUISITIONS (CONTINUED)

                  Chelsea Acquisition (Continued):

                     On June 20, 2001, the Company entered into an operating agreement and employment contract amendment with members of the management of Chelsea Pictures. Under the agreement and in exchange for concessions on existing employment contract provisions, management of Chelsea received an option to purchase 20% of the issued and outstanding common stock of Chelsea. This agreement was terminated in connection with subsequent sale of Chelsea in January 2002 (Note 16).

                     As of December 31, 2001, the net assets of Chelsea were written down to their estimated net realizable value and classified on the consolidated balance sheet as a component of net production assets available for sale with the write-down reflected in the consolidated statement of operations as a component of the loss on disposal of discontinued operations (Note 3).

                  Curious Pictures Acquisition:

                     Effective as of August 1, 1999, the Company purchased the Option Agreement entered into by Harmony and Curious Pictures' management dated December 15, 1996. Under the Option Agreement, Curious Pictures' management could earn the right to purchase 50% of the outstanding stock of Curious Pictures from Harmony upon the achievement of certain specified financial goals. Pursuant to the Company's purchase agreement and based on the results of operations of Curious Pictures, it was agreed by all parties that Curious Pictures' management's rights to purchase the 50% equity interest in Curious Pictures had fully vested and were exercisable for consideration totaling $50. The intrinsic value of the stock options transferred under the option and share transfer agreement was ultimately determined by the Company's purchase of the agreement and one additional share of Curious common stock from Curious Pictures' management for consideration totaling $3,000,000. This aggregate consideration was valued at $2,700,000 for the options of 50 shares and $300,000 for one share. The one share was given a slightly higher incremental value as it represents the marginal share for a majority ownership. As a result, compensation expense totaling $1,907,850 was recognized in the accompanying 1999 statement of operations resulting from the consolidation with Harmony.

                     Following its purchase of the Option Agreement, the Company acquired 50% of Curious Pictures through the exercise of stock options granted under the Option Agreement. The Company also acquired a 1% equity interest in Curious Pictures owned by Curious Pictures' management that was initially conveyed to Curious Pictures' management upon signing the Option Agreement. The consideration paid to Curious Pictures' management by the Company for the aforementioned acquisitions aggregated $3,000,000 consisting of $1,500,000 in cash and a $1,500,000 note payable bearing an interest rate of 8%, due May 31, 2000. As a result of the aforementioned transaction, the Company owns 51% of the outstanding stock of Curious Pictures and Harmony owns 49% of the outstanding stock of Curious Pictures.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 4:           COMMERCIAL PRODUCTION COMPANY ACQUISITIONS (CONTINUED)

                  Curious Pictures Acquisition (Continued):

                     In addition, as of January 1, 1999, Curious Pictures entered into new five-year employment agreements with each of the four members of Curious Pictures' management. As part of the compensation to be paid to Curious Pictures' management, at the end of each employment year, each member of Curious Pictures' management was granted the right to purchase from Harmony, one share of Curious Pictures at a purchase price of $1 per share, representing 1% of the capital stock of Curious Pictures. As a result, if all of the members of Curious Pictures' management exercise all of their new options over the five-year term of their employment agreements, the Company would own 51% of the Curious Pictures' stock, Curious Pictures' management would collectively own 20%, and Harmony would own the remaining 29%. Additionally, the Company granted Curious Pictures' management warrants to purchase an aggregate 300,000 shares of the Company's common stock for approximately $1.92 per share.

                     The Company, Harmony, and Curious Pictures' management also entered into a Stock Agreement effective as of August 1, 1999. Under this agreement, the members of Curious Pictures' management were granted the right to sell to the Company the shares of Curious Pictures that they earn from Harmony (the put right), and the Company obtained the right to purchase such shares from Curious Pictures' management (the call right). The price to be paid by the Company to Curious Pictures' management under the put or call is $96,774 per share. These options have been valued at their intrinsic value as of August 1, 1999 ($54,000 per option). The related compensation expense was recognized ratably over the employment agreement service period and reflected as a minority interest on the Company's balance sheet. Further, the minority interest was ratably accreted to the value of management's put right ($96,774 per share) over the time period from the option vesting date to the date that the put right may be exercised. During the year ended December 31, 2001, 2000 and 1999, the Company recognized compensation expense of $384,807, $339,806 and $162,774, respectively. The minority interest valuation aggregated $887,387, $502,580 and $139,447 at December 31, 2001, 2000
                     and 1999, respectively. The December 31, 2001 balance was included as a component of net production company assets available for sale (Note 3) on the accompanying consolidated balance sheet.

                     The above agreements were terminated in connection with the subsequent sale of Curious Pictures on February 27, 2002 (Note 16). In addition, as of December 31, 2001, the net assets of Curious Pictures were written down to their estimated net realizable value and classified on the consolidated balance sheet as a component of net production assets available for sale with the write-down reflected in the consolidated statement of operations as a component of the loss on disposal of discontinued operations (Note 3).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 5:           VIDEO(3)

                  Funding:

                     Throughout 2000 and during January 2001, the Company provided debt financing for the development and operations of Video(3). Effective January 31, 2001, the Company's board of directors agreed to convert the amount due from the Video(3) related to this funding to contributed capital concurrent with the February and March 2001 direct Video(3) equity financing. Accordingly, in February 2001, Video(3)'s debt to iNTELEFILM totaling $2,605,000 was converted to additional paid-in capital in Video(3). Pursuant to the terms of the direct equity financing, Video(3) raised $590,000 through the issuance of 5,900,000 shares of Video(3) common stock and warrants to purchase 5,900,000 shares of Video(3) common stock at $0.10 per share. The Company recognized a consolidation gain of $430,000 in connection with this transaction and has reduced its subsequent consolidated operating loss by $160,000 which represents the minority interest proportionate share of Video(3)'s operating losses that have been incurred since the financing.

                     In April 2001, the Company advanced to Video(3) an additional $60,000 in exchange for 600,000 shares of Video(3)'s common stock and warrants to purchase an additional 600,000 shares for $0.10 per share. In May through September 2001, the Company advanced to Video(3) an aggregate of $497,000. These advances, if unpaid for a period of greater than 30 days, convert to demand notes payable with interest at 12% and secured by Video(3)'s assets. As of December 31, 2001, $450,000 of such advances had been converted to notes payable. In connection with these advances, the Company also received a warrant to purchase 497,000 shares of Video(3)'s common stock at a price equal to that of Video(3)'s next equity financing. These amounts are eliminated in the consolidated financial statements.

                     In October 2001, the Company closed on a bridge financing (Note 11) that facilitated the Company's purchase of 6,666,667 shares of Video(3) common stock and warrants to purchase 6,666,667 shares of Video(3) common stock for $1,000,000.

                  Cosmic Inventions:

                     On September 1, 2000 Video(3) completed its acquisition of all of the issued and outstanding shares of stock of Cosmic Inventions ("Cosmic"), based on a letter of intent dated June 13, 2000. Consideration for the acquisition included 660,000 shares of Video(3)'s common stock valued at $.10 per share, warrants to purchase 20,000 additional shares of Video(3)'s common stock at $.10 per share, and a $650,000 promissory note due on the earlier of (i) Video(3) obtaining equity financing of an amount not less than $3,500,000; (ii) the sale of all or substantially all of the assets of Video(3); (iii) or April 30, 2001. The note payable was included as short-term debt on the accompanying December 31, 2000 balance sheet. In the event that Video(3) did not have sufficient funding to repay this promissory note within 90 days of the maturity date, Cosmic had the right to rescind the transaction and retain 100,000 shares of Video(3) common stock. The acquisition included Video(3)'s assumption of $71,630 in liabilities, $54,397 in assets, and $784,926 of goodwill. The Company recorded a consolidation gain of $68,370 representing the excess of the consideration received for the Video(3) common stock over the shareholders' basis in the net assets of Video(3). In May 2001, the sellers of Cosmic Inventions notified the Company of its default of the payment the promissory note payable and the acquisition transaction was rescinded effective April 30, 2001.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 5:           VIDEO(3) (CONTINUED)

                  Cosmic Inventions (Continued):

                     Under the terms of the rescission, Video(3) returned 100% of the acquired Cosmic membership interests and the sellers cancelled the $650,000 note payable and returned 560,000 of the 660,000 shares of Video(3) common stock issued in the acquisition transaction. Cosmic's results from operations were not material to the Company's ongoing results from operations.

NOTE 6:           PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at December 31:

                                                                                                           ESTIMATED
                                                                                                          USEFUL LIFE
                                                                              2001          2000           IN YEARS
                                                                         -------------   -------------    -----------
                               Office equipment                          $      69,137   $     566,436         5
                               Vehicles                                         45,514          84,527         5
                               Leasehold improvements                          -             1,423,508         5
                               Computer & production equipment                 963,280       4,023,848         3
                                                                         -------------   -------------
                                                                             1,077,931       6,098,319
                               Less accumulated depreciation                   639,197       2,724,475
                                                                         -------------   -------------

                               Property and equipment, net               $     438,734   $   3,373,844
                                                                         =============   =============

                  Depreciation expense related to continuing operations was $354,177, $270,488 and $54,492 and depreciation expense included in discontinued operations was $648,878, $701,524 and $633,022 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7:           INTANGIBLE ASSETS

                  Intangible assets consisted of the following at December 31:

                                                                                                           ESTIMATED
                                                                                                          USEFUL LIFE
                                                                              2001          2000           IN YEARS
                                                                         -------------   -------------    -----------
                                 Goodwill                                $     -        $   9,512,110          7
                                 Software license                              600,000      1,007,241          3
                                 Less accumulated amortization                 439,583      3,504,993
                                                                         -------------  -------------

                                 Intangible assets, net                  $     160,417  $   7,014,358
                                                                         =============  =============

                  Amortization expense related to continuing operations was $311,099, $203,838 and $0 and amortization expense included in discontinued operations was $1,308,918, $1,428,111 and $976,899 for the years ended December 31, 2001, 2000 and 1999, respectively.

                  In July 2000, Video(3) entered into a software license agreement with Convera Technologies, Inc., (f/k/a Excalibur Technologies) ("Convera"). Convera has developed propriety software including Convera Screening Room(R) and RetrievalWare(R). Under the agreement, Convera received 200,000 shares of Video(3)'s common stock, valued at $2.50 per share, and $100,000 in cash.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 7:           INTANGIBLE ASSETS (CONTINUED)

                  The valuation of the stock was based on the value of the software license. In addition, Video(3) agreed to pay Excalibur $400,000 within 10 days of Video(3) obtaining equity financing. The $400,000 was not paid in 2000. If Video(3)'s common stock is not publicly traded by December 31, 2002, the agreement provides Convera with the right to put its 200,000 shares valued at $500,000 back to the Company. The $500,000 is reflected as minority interest on the accompanying consolidated balance sheets at December 31, 2001 and 2000. In exchange, the Company received an exclusive three-year license to market to advertising agencies through iNTELESource, the Convera Screening Room(R) and RetrievalWare(R) product lines.

                  In October 2001, Video(3) amended this software license. Under the amendment, payments due under the original agreement aggregating $400,000 plus an additional $75,000 were restructured as a prepaid royalty amount and payable as follows: $200,000 upon execution of the amendment, $75,000 in January 2002, $100,000 in March 2002 and $100,000 in June 30,
                  2002. The amendment also terminated the Company's advertising agency exclusivity which was due to expire in January 2002. The amended software agreement expires in October 2003 and provides for renewal beyond this initial term under similar financial terms. To terminate the agreement, notice of at least one year by either party is required.

NOTE 8:           OTHER ACCRUED EXPENSES

                  Other accrued expenses consisted of the following at December 31:

                                                                                   2001            2000
                                                                              -------------   -------------
                           Job production related liabilities                 $     -         $   2,920,681
                           Software license fees (Note 7)                           200,000         400,000
                           Payroll related liabilities                              -               522,402
                           Profit participation liabilities                         -               491,885
                           Legal and disputed liabilities reserve                 1,322,000         352,029
                           Prepaid subsidiary sale proceeds (Note 16)               200,000         -
                           Other accrued liabilities                                126,631         407,379
                                                                              -------------   -------------

                           Other accrued expenses                             $   1,848,631   $   5,094,376
                                                                              =============   =============


NOTE 9:           CORPORATE RESTRUCTURING PLAN

                  In December 2000, the Company approved and began implementing a corporate restructuring plan to significantly reduce corporate operating expenses. Pursuant to the plan, management had estimated and accrued restructuring costs totaling $486,584 as of December 31, 2000. This estimate included an allowance for advances receivable from the Company's management company totaling $324,835 related to the termination of the service agreement (Note 14), employee severance payments of $131,749, and general office logistic expenses of $30,000. In addition, due to the reduction in corporate personnel, an impairment review was performed on corporate assets totaling approximately $218,000 and the Company recognized a long-lived asset impairment charge of $72,000 related to assets no longer in use. Such amounts are included in corporate on the accompanying statement of operations for 2000. At December 31, 2001, all costs associated with the corporate restructuring had been incurred and the accrual had been eliminated without adjustment.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 10: LINE OF CREDIT

                  In August 2000, the Company entered into a three year accounts-receivable-based loan and security agreement with General Electric Capital Corporation ("GE Capital"). This loan and security agreement had a maximum availability of $7.0 million for the combined group (excluding Video(3)), was secured by substantially all assets of the Company and provided for borrowings for working capital under a revolving line of credit with availability based on acceptable accounts receivable. The agreement provided financing for Curious Pictures, Chelsea and The End. The agreement was subject to certain restrictive covenants that limited capital expenditures and required minimum EBITDA and tangible net worth. The Company failed to comply with certain financial covenants relating to minimum net tangible worth, maximum operating losses, and certain reporting requirements under the loan and security agreement. On June 19, 2001, GE Capital agreed to forbear from exercising its rights and remedies under the loan and security agreement related to these defaults until September 30, 2001. In connection with this forbearance agreement, the Company agreed to a 2% prepayment fee through July 2002. This fee had previously been 1% for the period August 2001 to July 2002. In October 2001, the Company repaid the line of credit in full, paid a prepayment penalty of $140,000 and wrote-off unamortized capitalized loan costs of $70,000 as interest expense.

NOTE 11: LONG-TERM DEBT

                  Long-term debt consisted of the following at December 31:

                                                                                              2001           2000
                                                                                        -------------     -----------
                       Covenant not-to-compete, non-interest bearing, payable in
                       quarterly installments of $37,500 through June 2006, less
                       unamortized discount at 7.0% ($90,184 and $145,115, at
                       December 31, 2001 and 2000, respectively)                          $   547,316     $   679,885


                       Bridge notes payable, less unamortized discount of
                       $25,000 at December 31, 2001 (see terms below). Included
                       are bridge notes payable to related parties or to parties
                       for which a related party provides investment management
                       totaling $702,835, less unamortized discount of $11,675              1,505,000          -

                       Note payable, interest at 9.33% payable quarterly through
                       August 2002 with monthly installments of principle and
                       interest totaling $10,000 due from September 2002 to
                       August 2004 when the remaining balance becomes due in
                       full. The note is secured by all the assets of
                       iNTELEFILM, Harmony and The End. Holder may accelerate
                       payment of all or a portion of the note upon written
                       demand                                                                 300,000          -

                       Various other installment notes payable.                                24,707          45,581
                                                                                        -------------     -----------
                                                                                            2,377,023         725,466

                       Less current portion                                                   390,679         115,134
                                                                                        -------------     -----------

                       Long-term debt, less current portion                              $  1,986,344     $   610,332
                                                                                         ============     ===========

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 11: LONG-TERM DEBT (CONTINUED)

                  Bridge Notes Payable:

                     In October 2001, the Company closed on $1,530,000 of bridge notes payable with warrants to purchase 300,000 shares of the Company's common stock. The warrants carry an exercise price of $1.00 and expire in October 2006. The bridge notes payable carry an interest rate of 12% payable quarterly and were sold at a discount of 98% of face value. Subsequently in January and February 2002, the bridge notes were amended to modify the underlying security from certain assets of Chelsea and Curious Pictures to all the assets of iNTELEFILM. The repayment terms were also modified to include a required repayment upon the Company receiving gross cash proceeds of $4,000,000 from sale of its securities. The notes are now due upon the earlier of i) 18 months, ii) the receipt of gross cash proceeds of $4,000,000 in connection with the sale of the Company's securities, or iii) an award or settlement of the ABC/Disney lawsuit (see Pending Litigation in Note 12) in excess of $2,500,000, net of legal costs.

                     The notes payable carry an additional lending fee payable when the notes become due equal to 4% of the face value if repaid in the first six months, 8% if repaid in months 7-12, 12% if repaid in months 13-18. The notes may be subordinated to a future senior debt holder. The Company utilized $500,000 of the proceeds to repay the GE Capital credit line and to fund working capital for Video(3). In addition, the Company acquired an additional 6,666,667 shares of Video(3) common stock and warrants to purchase 6,666,667 shares of Video(3) common stock for $1,000,000 (Note 5).

                  Future maturities of long-term debt are as follows for the years ended December 31:

                                                       2002                        $      390,679
                                                       2003                             1,632,013
                                                       2004                               136,927
                                                       2005                               144,648
                                                       2006                                72,756
                                                       Thereafter                           -
                                                                                   --------------
                                                                                   $    2,377,023
                                                                                   ==============

                  The Company believes that the carrying value of the debt approximates its fair market value at December 31, 2001 and 2000.

NOTE 12: COMMITMENTS AND CONTINGENCIES

                  Operating Leases and Other Commitments:

                     The Company leases various office space and equipment under non-cancelable lease arrangements.. Future minimum lease and other commitment payments are as follows for the years ending December 31:

                                                      2002                         $      125,532
                                                      2003                                121,812
                                                      2004                                121,812
                                                      2005                                 36,403
                                                      2006                                  -
                                                                                   --------------
                                                                                   $      405,559
                                                                                   ==============


                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 12:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Operating Leases and Other Commitments (Continued):

                     Total rent expense related to continuing operations was $138,888, $23,100 and $0 and rent expense included in discontinued operations was $788,709, $1,123,430 and $916,077 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2000 and 1999, rent expense for corporate and Video(3) was paid by the management company (Note 14).

                     In October 2001, the Company reached an agreement with the landlord of The End's Los Angeles facility under which the landlord released the Company from all obligations associated with the lease in exchange for a note payable in the amount of $300,000 (Note 11) and warrants to purchase 250,000 shares of the Company's common stock. The warrants have exercise prices as follows: 150,000 of the warrants are exercisable at a price of $2.00 per share and the note payable may be used as payment of the exercise price; 100,000 of the warrants are exercisable at a price of $0.46 per share. The warrants expire in October 2006. In March 2001, the Company was released from all obligations associated with the lease of The End's New York facility in exchange for the forfeiture of a portion of the security deposit. These lease cancellation costs are reflected in the consolidated statement of operations as a component of loss from discontinued operations.

                  Employment and Consulting Contracts:

                     In consideration for the Company's former CEO's continued service and the former CEO's release of the Company's obligation to pay approximately $1.5 million in accordance with the terms of the severance plan (see Officers and Director Severance Plan), the Company and its former CEO reached an employment termination agreement whereby the former CEO will continue as an employee of the Company for three years. Under the agreement and as compensation for ongoing responsibilities concerning the wind-down of the production companies and the ABC/Disney litigation (see Pending Litigation), the former CEO will receive a salary of $175,000 per annum and will be reimbursed for administrative, travel and office expenses up to an additional $50,000 per annum for a maximum of three years. The Company also agreed to pay the former CEO a portion of an award, if any, from the ABC/Disney litigation, equal to 2.75% of the award net of all litigation and tax expenses and agreed to forgive stock subscription receivables and the related interest totaling $386,621. During the fourth quarter of 2001, the Company accrued for the future payments due under this contract which are included in other accrued expenses - related party on the accompanying consolidated balance sheets.

                     In October 2001, the Company hired a new CEO and President. In accordance with the terms of the three-year employment agreement, the CEO received non-qualified options to purchase 1,000,000 shares of the Company's common stock for $0.85 per share. These options vest over three years and expire in September 2011. The new CEO and President also received 1,500,000 qualified options and 11,489,333 warrants to purchase shares of Video(3) for $0.10 per share. These options and warrants vest over three years and expire in September 2011. At December 31, 2001, minimum payments associated with this contract total $200,000.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 12:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Employment and Consulting Contracts (Continued):

                     In October 2001, the Company entered into a consulting agreement with a former officer of the Company in connection with the ABC/Disney litigation. According to the terms of the consulting agreement, the officer received options to purchase 93,192 shares of the Company's common stock for $1.00 per share. The options vested immediately and expire in August 2004. Further, the Company agreed to pay the officer a portion of an award, if any, from the ABC/Disney litigation equal to a 1.5% of an award, net of all litigation and tax expenses.

                  Officers and Director Severance Plan:

                     In April 1999, a severance plan that covered two of the Company's executive officers and one of the Company's non-employee directors was adopted. As to the officers, the plan provides for severance benefits in the event of termination of employment under certain circumstances following a change in control of the Company (as defined). Following any such termination, in addition to compensation and benefits already earned, such individual will be entitled to receive a lump sum severance payment equal to a multiple of such individual's annual gross base salary as then in effect, including amounts accrued but not paid.

                     On April 23, 2001, the Board of Directors accepted the request of a non-employee director that he receive no compensation under the severance plan. Effective September 2001 and in connection with the execution of an employment contract with the only remaining participant to the plan the Company's former CEO, (see Employment and Consulting Contracts), the severance plan was cancelled.

                  Pending Litigation:

                     The Company filed suit against ABC/Disney in the United States District Court for the District of Minnesota on September 26, 1996. On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in favor of the Company for breach of contract and misappropriation of trade secrets and awarded the Company $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets against Disney. On January 15, 1999, the trial court upheld the jury's findings that ABC Radio had breached its contract with the Company and that ABC Radio and Disney misappropriated its trade secret information; however, the court set aside the jury's verdict because it disagreed with the jury's conclusions that the evidence showed that those actions caused the Company damage and because the trial court found that the amount of damages awarded by the jury was not supported by the evidence. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants should be granted a new trial on the issues of causation and damages. The Company appealed the court's findings in February 1999. On February 16, 2000, oral arguments were held before the Eighth Circuit Court of Appeals. On April 10, 2001, the Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages. The damages trial is currently scheduled to begin on April 29, 2002. The Company intends to vigorously pursue its claim in a trial for damages.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 12:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Pending Litigation (Continued):

                     Additionally, during the fourth quarter 2001, the Company entered into an agreement with its primary counsel for services related to this litigation. Under the agreement, the counsel has agreed to make all of its remaining fees contingent upon the successful conclusion of this lawsuit. If the lawsuit results in a successful conclusion, the primary counsel shall receive the amount of its suspended fees plus interest at 5%. Total contingent fees aggregated approximately $1,355,000 at December 31, 2001. In addition, the primary counsel will receive a premium of 13.5% of an amount which is equal to the recovery by judgment minus the amount of contingent fees. In no event will the payment due the attorney be greater than the amount of an award or settlement.

                     The Company has also committed certain proceeds from this litigation to various other parties.

                     The total commitment of proceeds aggregated the following at December 31, 2001:

                          Contingent legal fees - Primary Counsel shall receive the amount of its suspended fees plus interest at 5%. In addition, primary counsel will receive a premium of 13.5% of an amount which is equal to the recovery by judgment minus the amount of contingent fees.

                          ABC/Disney Lawsuit Award Assignment - The Company has assigned and will be obligated to pay the lesser of the proceeds received from such litigation, net of legal costs, or $1,000,000. (Note 16).

                          Repayment of Bridge Notes Payable - The Company is obligated to repay the $1,530,000 of bridge loans if proceeds, net of legal costs, exceed $2,500,000 (Note
                          11).

                          Employment Contracts - The Company is obligated to pay two former officers an aggregate of 4.25% of any proceeds less any litigation and tax expenses incurred since the onset of the lawsuit (Note 12).

                     In June 1999, the Company filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg to collect on several unpaid promissory notes and guarantees totaling $495,000. On March 31, 2000, United States District Court entered summary judgment in favor of the Company in the amount of $495,000 plus interest and collection costs. In May 2000, an additional $163,818 in accrued interest and $14,017 in attorneys' fees was awarded. On appeal, the Eighth Circuit affirmed the award. Collection of this judgment has commenced and amounts are being recognized as received.

                     In August 1997, a former employee of a subsidiary of Harmony, commenced legal action in California State Court against the subsidiary and Harmony alleging breach of an employment contract. The trial court granted summary judgment in favor of Harmony and the subsidiary, but the appeals court reversed. At trial in July 2001, the former employee was awarded a judgment for $309,000 against Harmony and its subsidiary. Currently the Company is appealing the judgment. The amount has been accrued for on the accompanying consolidated balance sheet under Other Accrued Expenses (Note 8).

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 12:          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Pending Litigation (Continued):

                     In October 1999, Imperial Bank filed suit in California State Court against Harmony alleging default on a $250,000 guaranteed line of credit. In February 2001, Harmony received notice of entry of foreign judgment in Minnesota. This amount has also been accrued for on the accompanying consolidated balance sheet under Other Accrued Expenses (Note 8).

                  401(k) Savings/Profit-Sharing Plan:

                     The Company has a 401(k) plan available to all employees meeting certain service requirements. Eligible employees may contribute a portion of their annual salary to the plan, subject to certain limitations. The Company may make matching contributions and also may provide profit-sharing contributions at the discretion of its board of directors. Employees become fully vested in the Company contributions after five years of service. There were no Company contributions in 2001, 2000 or 1999.

NOTE 13:          SHAREHOLDERS' EQUITY

                  Common Stock:

                     The Company has authorized 50,000,000 shares of capital stock with a $0.02 par value. Of these shares, 6,832,646 have been designated as common stock. At December 31, 2001, 2000 and 1999, the Company has voting common shares of 6,643,605, 6,322,325 and 6,099,577 issued and outstanding, respectively, and nonvoting common shares of 189,041 for all years that are issued and outstanding.

                  Repurchase of Common Stock:

                     In April 1999, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of its common stock, representing approximately 7.6% of the outstanding common stock at that time, over a period of 12 months. Repurchases have been made in accordance with Exchange Act Rule 10b-18, and will be subject to the availability of stock, trading price, market conditions and the Company's financial performance. The repurchased shares are canceled and returned to the Company's authorized capital stock. At December 31, 2001 and 2000, the Company had repurchased an aggregate of 501,400 shares for an aggregate of $949,837 at prices ranging from $1.53 to $2.69 per share.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

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

                     In March 1994, the board adopted the 1994 Stock Option Plan whereby 1,000,000 shares of the Company's common stock have been reserved. The options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options have varying vesting schedules and expire through December 2006.

                     In May 1994, the board adopted the 1994 Director Stock Option Plan whereby 125,000 shares of the Company's common stock have been reserved. The plan provided for automatic grants of non-qualified options to purchase 3,750 shares to outside directors upon first becoming a director and an additional 3,750 shares upon each anniversary of the original grant. In April 1999, the Plan was amended to reserve 500,000 shares of the Company's common stock. At that time 45,000 options, vesting incrementally through December 2000, were granted to each of the three outside directors. On December 31, 2000, 45,000 shares were granted to each of the four outside directors, vesting equally over three years. The options are generally valued at the fair market value of the stock on the date of grant and expire ten years thereafter. No options were granted under this plan during 2001.

                     In December 1999, the board adopted the 1999 Broad-Based Stock Incentive Plan whereby 400,000 shares of the Company's common stock have been reserved. The options may be granted to only non-officer employees and may be priced at not less than 100% of the fair market value on the date of grant. The options have varying vesting schedules and generally expire through December 2005.

                     In June 2000, the Company adopted the 2000 Stock Option Plan whereby 500,000 shares of the company's common stock have been reserved. Each year, an incremental number of options may be awarded under the plan. These options can be either incentive stock options or nonstatutory options and are generally valued at the fair market value of the stock on the date of grant. The options have varying vesting schedules and expire through February 2011.

                             INTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                     A summary of stock options issued as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                              2001                         2000                        1999
                                  ----------------------------- --------------------------- ---------------------------
                                                   WEIGHTED-                  WEIGHTED-                    WEIGHTED-
                                                    AVERAGE                   AVERAGE                       AVERAGE
         FIXED OPTIONS               SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
--------------------------------  -----------  ---------------- ---------- ---------------- ---------- ----------------
Outstanding at beginning of year   2,123,672          $ 2.57    1,601,677         $ 2.61       984,276        $ 3.19
Granted                            1,398,247            0.74      815,729           1.97     1,003,749          2.08
Exercised                            -                  -        (120,753)          2.80      (205,316)         2.33
Forfeited                         (1,042,942)           2.53     (172,981)          2.89      (181,032)         3.17
                                  ----------                    ---------                   ----------
Outstanding at end of year         2,478,977          $ 1.51    2,123,672         $ 2.32     1,601,677        $ 2.61
                                  ==========                    =========                   ==========

Options exercisable at year end   1,032,206           $ 2.05    1,157,138         $ 2.57       930,555        $ 2.95

Weighted-average fair value of
  options granted during the year                     $ 0.85                      $ 1.55                      $ 1.42

                     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                    OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                     -------------------------------------------------  ------------------------------
                                                        WEIGHTED
                       RANGE OF         NUMBER           AVERAGE          WEIGHTED-        NUMBER         WEIGHTED-
                       EXERCISE      OUTSTANDING        REMAINING          AVERAGE       EXERCISABLE       AVERAGE
                        PRICES       AT 12/31/01    CONTRACTUAL LIFE    EXERCISE PRICE   AT 12/31/01   EXERCISE PRICE
                   ----------------  ------------  -------------------  --------------  -------------  ---------------
                   $0.43 to 0.99       1,305,555        8.6 years           $ 0.81          123,055        $ 0.73
                   $1.00 to 1.99         418,942        3.3 years             1.41          390,942          1.41
                   $2.00 to 2.99         338,799        2.5 years             2.09          180,865          2.09
                   $3.00 to 3.99         385,681        2.4 years             3.23          327,347          3.21
                   $4.00 to 4.99          30,000        3.1 years             4.81            9,997          4.81
                                     -----------                                        -----------
                                       2,478,977        5.9 years           $ 1.51        1,032,206        $ 2.05
                                     ===========                                        ===========

                     Included in the tables above are stock options for 1,000,000 shares issued in connection with the employment of the Company's new Chairman, President and CEO (Note 12). These options were not issued pursuant to any of the Company's stock option plans. Included in the tables above are certain options outstanding which are performance based which become exercisable on the achievement of certain goals reached, but no later than 2005. A summary of these performance-based options is presented below:

                                              2001                         2000                        1999
                                  ----------------------------- --------------------------- ---------------------------
                                                    WEIGHTED-                 WEIGHTED-                    WEIGHTED-
                                                     AVERAGE                  AVERAGE                       AVERAGE
       PERFORMANCE OPTIONS           SHARES     EXERCISE PRICE    SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
--------------------------------  -----------  ---------------- ---------- ---------------- ---------- ----------------
Outstanding at beginning of year     192,484         $ 1.91        96,621          $ 2.56       66,835        $  3.19
Granted                                 -              -          140,000            1.77       61,500           2.20
Exercised                                              -           (7,689)           3.19      -                 -
Forfeited                         (  122,484)          1.82       (36,448)           2.84      (31,714)          3.19
                                  -----------                   ---------                      -------

Outstanding at end of year            70,000         $ 2.07       192,484          $ 1.91       96,621        $  2.56
                                  ===========                   =========                    =========


Options exercisable at year end         -            $ -           10,984          $ 3.19       35,121        $  3.19
Weighted-average fair value of                       $ -                           $ 1.55                     $  1.59
  options granted during the year

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Incentive and Non-Qualified Stock Options Plans (Continued):

                     As of December 31, 2001 the performance options outstanding under the Plans have exercise prices ranging from $1.50 to $2.17 and a weighted-average remaining contractual life of
                     2.95 years.

                     FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income (loss) and earnings per share as if compensation cost for the Company's stock option plans and employment contract warrants had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield for each year; weighted average estimated option life 5.0; expected volatility of 111.0, 90.0 and 82.6 percent; and risk-free interest rates of 5.0, 6.0 and 5.3 percent.

                     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                           2001             2000             1999
                                                                           ----             ----             ----
                    Net income (loss):
                       As reported                                   $   (12,636,433)  $   (10,944,491)  $    7,339,577
                       Pro forma                                         (12,931,795)      (11,865,691)       6,400,308
                       Basic and diluted net income (loss)
                         per share:
                       As reported                                             (1.87)            (1.70)            1.16
                       Pro forma                                               (1.91)            (1.84)            1.01

                  Employee Stock Purchase Plan:

                     In May 1996, the Board adopted the 1996 employee stock purchase plan whereby 400,000 shares of the Company's common stock have been reserved. The reserved shares may be purchased at their fair market value during specified offering periods. No shares were issued under the plan during 2001, 2000 and 1999. In 1999, the plan was amended to update for various regulation compliance. The underlying plan terms have not changed.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 13:          SHAREHOLDERS' EQUITY (CONTINUED)

                  Warrants:

                     The following table summarizes the warrants to purchase shares of the Company's common stock:

                                                                                                         EXERCISE
                                                                        WARRANTS                           PRICE
                                                                      OUTSTANDING      EXERCISABLE       PER SHARE
                                                                    --------------    -------------   --------------
                           Balance at December 31, 1998                  2,213,041        2,199,040   $2.40 - $13.80
                           Granted:
                             Employment agreement                          300,000          -         $1.92
                           Canceled:
                             Bridge loans and others                      (537,000)        (522,999)  $4.00 - $13.80
                                                                    --------------    -------------   --------------

                           Balance at December 31, 1999                  1,976,041        1,676,041   $1.92 - $13.00
                           Granted:
                             Commercial director agreements                 50,000           -        $1.50 - $2.17
                             Investor relations services                    30,000           15,000   $1.88
                           Exercised:
                             Preferred stock                              (112,500)        (112,500)  $2.68 - $3.77
                           Canceled:
                             Preferred stock & financing                  (479,167)        (479,167)  $8.00 - $13.00
                                                                    --------------    -------------   --------------

                           Balance at December 31, 2000                  1,464,374        1,099,374   $1.50 - $11.00
                           Granted:
                             Chelsea Management Group                      270,000          270,000   $0.88
                             Bridge Financing                              300,000          300,000   $1.00
                             LA Lease Settlement                           250,000          250,000   $0.46 - $2.00
                             Vesting of prior granted warrants             -                176,000   $1.92 - $2.17
                           Canceled:
                             Financing related                            (209,374)        (209,374)  $4.40 - $11.00
                                                                    --------------    -------------
                           Balance at December 31, 2001                  2,075,000        1,886,000   $0.25 - $4.00
                                                                    ==============    =============

                     Included in the table above are warrants issued in connection with the finance company Credit Agreement, bridge loans and other short-term notes payable. The value of these warrants is charged to interest expense over the term of the related debt agreement and during the years ended December 31, 2001, 2000 and 1999, the Company incurred interest expense aggregating $21,350, $0, and $302,747, respectively. The value of the warrants related to the issuance of new debt was determined based on the difference between the stated interest rate and the Company's estimated effective borrowing rate.

                  Video(3) Stock Options and Warrants:

                     Stock options and warrants are granted at fair value on the date of grant based on a valuation. As of December 31, 2001, 28,602,628 Video(3) stock options and warrants are outstanding at a weighted average exercise price of $0.12 per share. At December 31, 2001, iNTELEFILM held 7,806,667 of the outstanding warrants. If all these options and warrants were exercised, the Company's ownership in Video(3) would be diluted to 54%.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 14:          RELATED PARTY TRANSACTIONS

                  Management Agreement:

                     The Company had management service contracts with a company owned by the Company's former CEO and an existing director (the "Management Company"). These contracts required that the Company pay the Management Company a monthly fee for services received. The management fees totaled $345,000, $2,080,000 and $1,549,372 in 2001, 2000 and 1999,
                     respectively. At December 31, 2001 and 2000, all fees due and payable to the Management Company have been paid.

                     The service contracts with the Management Company were terminated effective March 31, 2001. Additionally, pursuant to the corporate restructuring plan (Note 9), the Company relocated to smaller, less costly corporate office space than that currently occupied under the service contract. Under the management service contract termination agreement, the Company assumed the remaining occupancy expenses associated with the office facilities leased by the Management Company, concurrent with the Management Company receiving relief from its existing obligation to occupy the premises until October 2006. At the time the Management Company entered into the lease, iNTELEFILM advanced funds to the Management Company for the primary purpose of completing leasehold improvements for the corporate office and the historical management fee calculations anticipated the Management Company's recovery of the leasehold improvements incurred through 2006 (the term of the lease). Accordingly, as consideration for the immediate cancellation of the service contracts, the Company has released the Management Company of its obligation to repay advances aggregating $324,835 related to these leasehold improvements. Such amount was allowed for at December 31, 2000 with a corresponding charge to the corporate expense and released in 2001.

                  Accounts Receivable/Payable - Affiliates:

                     At December 31, 2000, accounts receivable aggregating $82,448 and accounts payable aggregating $30,000 were outstanding from several affiliates related to the Company through common control. These accounts result primarily from the allocation of shared expenses.

                  Stock Subscriptions Receivable - Officers:

                     The Company's board of directors has, from time to time, approved the non-cash exercise of options for employees, officers and directors. At December 31, 2001 and 2000, stock subscriptions receivable of $0 and $356,875, respectively, remained outstanding from officers of the Company as a result of such exercises. In October 2001, subscriptions receivable, including related interest, totaling $366,021 were released in connection with the Company's execution of a new employment contract with its former CEO (Note 12). In October 2001, subscriptions receivable, including related interest, totaling $52,260 were released in connection with the Company's execution of a release and settlement agreement with a former member of the board of directors. Pursuant to this agreement, the Company was released from liabilities of similar amount.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 14:          RELATED PARTY TRANSACTIONS (CONTINUED)

                  Interest Expense - Related Parties:

                     During 2001, 2000 and 1999, interest expense paid to Curious Management related to the note payable resulting from the purchase of 51% of Curious Pictures (Note 4) was $0, $49,973 and $51,945, respectively. During 2001, interest expense incurred to related parties in connection with bridge notes payable (Note 11) totaled $20,915.

                  Note Receivable - Director:

                     In April 1999, the Company advanced a director $12,000 as evidenced by a promissory note signed by the director. The note bore an interest rate of 8% per annum and was due in full on or before April 13, 2001. As of December 31, 2000, $12,000 of principal remained due to the Company, as well as approximately $1,652 of related interest. As of December 31, 2001, the note had been repaid in full.

                  Payment to Officer:

                     In connection with the sale of radio station KYCR(AM) to Salem in October 1998 (Note 3), Salem entered into a ten-year lease agreement with the former CEO of the Company. Under the Salem tower lease, Salem pays a lower monthly rental rate then what the Company's former CEO had received under the tower lease agreement with the Company. The Company's Related Party Transaction Committee ratified and approved payment to its former CEO of the $294,000 difference between the monthly rental he would have received from the Company, had the Company renewed such lease through October 2008, and the monthly rental paid by Salem from November 1998 through October 2008. At December 31, 2001, payments required totaling $205,000 remain payable and are included in other accrued expenses - related party on the accompanying consolidated balance sheet.

                     In addition, after the first year of its lease, Salem has the ability to terminate its lease with one year's notice. In the event the lease is terminated by Salem and the Company's former CEO is unable to lease the tower site to another party, the Company has agreed to pay its former CEO $4,500 per month, the full amount he would have otherwise received from Salem, through October 2008.

NOTE 15:          INCOME TAXES

                  Upon the completion of the Harmony exchange offer in March, 2001 (Notes 1 and 4), the Company began to file on a consolidated basis with Harmony and Curious. At December 31, 2001, the Company has net operating loss carryforwards for income tax purposes of approximately $28,135,000, which expire from 2010 through 2022. Of this amount, approximately $879,000 and $1,139,000 relate to Curious and Chelsea, respectively. These subsidiaries were sold during 2002 (Notes 3 and 16).

                  Additionally, due to Video(3)'s private placement (Note 5) in January, 2001 the Company no longer includes Video(3) as part of its consolidated tax return. The federal net operating loss carryforwards for Video(3), which is not consolidated for tax purposes at December 31, 2001 are approximately $4,307,000 and expire through 2022.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 15:          INCOME TAXES (CONTINUED)

                  The Company's ability to utilize the net operating loss carryforwards is dependent upon the ability to generate taxable income in future periods. Additionally, federal net operating losses of Harmony and Chelsea of approximately $7,400,000 and $569,000, respectively, are limited to usage of $792,000 and $24,000, respectively, per year, due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

                  The income tax provisions (benefits) for the years ended December 31, are as follows:

                                                           2001         2000           1999
                                                        ---------    ----------     -----------
                                    Current:
                                         Federal        $   -         $   -         $  (615,000)
                                         State              -            79,988         (85,000)
                                                        ---------    ----------     -----------

                                                        $   -         $  79,988     $  (700,000)
                                                        =========     =========     ===========

                  A reconciliation of the statutory federal income tax rate (benefit) and the effective tax rate as a percentage of net income (loss) from continuing operations before taxes on income (loss) is as follows:

                                                                                  2001        2000        1999
                                                                                --------     ------      ------
                            Statutory rate (benefit)                               (34.0)%    (34.0)%     (34.0)%
                            Permanent differences                                    1.1        5.2         3.8
                            Loss carryforward with no current benefit               32.9       28.8        21.6
                            State taxes (benefit)                                    -          0.7        (0.4)
                                                                                --------     ------      ------

                            Effective tax rate (benefit)                            -    %      0.7%       (9.0)%
                                                                                =======      ======      ======

                  The above income tax provision for 1999 does not reflect the gain on the disposal of discontinued operations for $14,349,233 which was net of income taxes of $1,801,892.

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, are as follows:

                                                                                2001            2000           1999
                                                                           -------------   -------------   ------------
                      Deferred tax assets:
                         Net operating loss carryforwards                  $   9,570,000   $   3,616,000   $  1,111,000
                         Net operating loss carryforwards for
                          subsidiaries not consolidated for tax purposes:
                             Harmony and subsidiaries                            -             6,313,000      6,288,000
                             Video(3)                                          1,460,000         -              -
                         Other items not yet deductible for tax purposes         352,000         430,000        220,000
                                                                           -------------   -------------   ------------

                      Total long-term deferred tax asset                      11,382,000      10,359,000      7,619,000

                      Deferred tax liability:
                         Other items deductible for tax purposes                 304,000         179,000        190,000
                                                                           -------------   -------------   ------------

                      Total net long-term deferred tax asset                  11,078,000      10,180,000      7,429,000

                      Valuation allowance for net deferred tax assets        (11,078,000)    (10,180,000)    (7,429,000)
                                                                           -------------   -------------   ------------

                      Net deferred tax assets                              $     -         $     -         $    -
                                                                           =============   =============   ============

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 15:          INCOME TAXES (CONTINUED)

                   As the Company has posted consistent operating losses since inception exclusive of the radio station sale transactions, realization of the tax benefit related to the net deferred tax asset is uncertain. Accordingly, a valuation allowance has been recorded for the full value of the net deferred tax asset. The net change in the deferred tax valuation allowance was an increase of $898,000 in 2001, an increase of $2,751,000 in 2000 and a decrease of $3,096,000 in 1999.

NOTE 16:          SUBSEQUENT EVENTS

                  Production Company Sale Transactions:

                     Chelsea:

                           On January 15, 2002 the Company completed the sale of the stock of its commercial production subsidiary, Chelsea Pictures, Inc. to the Chelsea Pictures management group (the "Chelsea Management Group"). The Chelsea Management Group paid $785,000 in proceeds to the Company, consisting of cash at closing of $250,000 and a promissory note for $535,000. The note bears interest at a variable rate and is payable in varying installments of principal and interest through December 31, 2004. Principal maturities for the years ended December 31, 2002, 2003 and 2004 total $271,000, $119,000 and $145,000, respectively. The note is secured by the acquired Chelsea Pictures, Inc. stock, and 200,000 shares of iNTELEFILM common stock held by the Chelsea Management Group. The note limits personal recourse against the Chelsea Management Group to $150,000. The sale transaction is effective for operating purposes as of January 1, 2002. Warrants to purchase 270,000 shares of the Company's common stock at $0.88 per share were terminated in connection with this transaction.

                     Curious Pictures and DCODE:

                           On February 28, 2002 the Company completed the sale of the stock of its commercial production subsidiaries, Curious Pictures Corporation and DCODE, Inc. to a group led by the management team at Curious Pictures (the "Curious Management Group"). The Curious Management Group paid approximately $5,100,000 in proceeds to the Company, consisting of cash at closing of $2,000,000 ($200,000 was prepaid and included in accrued liabilities at December 31,
                           2001), a promissory note for $500,000, extinguishment of the Curious Management put right (Note 4) with a value of approximately $1,200,000 at the time of closing and extinguishment of approximately $1,400,000 of intercompany indebtedness. The note bears interest at a rate of 5% payable quarterly and calls for minimum principal payments of $250,000 on each of February 28, 2003 and 2004. The note is secured by the assets of Curious Pictures subject to an intercreditor agreement with the finance source that backed the Curious Management Group. Warrants to purchase 300,000 shares of the Company's common stock at $1.92 per share were terminated in connection with this transaction.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 16:          SUBSEQUENT EVENTS (CONTINUED)

                  ABC/Disney Lawsuit Award Financing:

                           On January 7, 2002, the Company executed a transaction whereby it assigned $1,000,000 of any potential award received in connection with the Company's ongoing litigation against ABC/Disney (Note
                           12) for net proceeds totaling $495,000. Pursuant to the terms of this financing agreement, the Company's repayment obligation is limited to the lesser of the proceeds received from such litigation net of amounts due to the litigation attorneys, or $1,000,000.

                             iNTELEFILM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


NOTE 17:           QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


                                                                 2001 QUARTERS ENDED:
           (IN THOUSANDS, EXCEPT PER   ----------------------------------------------------------------------
                  SHARE DATA)               MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
          --------------------------   ----------------  ----------------  ----------------  ----------------
          Revenues                      $     -           $     -           $     193,000     $      84,000

          Operating loss                  ( 1,733,000)      ( 1,190,000)      ( 1,529,000)      ( 1,553,000)

          Net loss from continuing
            operations                    ( 1,851,000)      (   925,000)      ( 1,737,000)      ( 1,709,000)
          Loss from discontinued
            operations                    ( 2,150,000)      (   679,000)      ( 1,004,000)      ( 1,052,000)

          Loss on the disposal of
            discontinued operations           -                 -                 -             ( 1,529,000)

          Net loss                      $(  4,001,000)    $(  1,604,000)    $(  2,741,000)    $(  4,290,000)
                                        =============     =============     =============     =============

          Basic and diluted net loss
            per share from continuing
            operations                  $(        0.28)   $(       0.14)    $(       0.25)    $(       0.25)
                                        ==============    =============     =============     =============

          Basic and diluted net loss
            per share from
            discontinued operations     $(        0.33)   $(       0.10)    $(       0.15)    $(       0.37)
                                        ==============    =============     =============     =============

          Basic and diluted net loss
            per share                   $(        0.61)   $(       0.24)    $(       0.40)    $(       0.62)
                                        ==============    =============     =============     =============

          Weighted average number
            of shares outstanding           6,584,000         6,760,000         6,794,000         6,832,000
                                        =============     =============     =============     =============


                                                                 2000 QUARTERS ENDED:
           (IN THOUSANDS, EXCEPT PER    ---------------------------------------------------------------------
                  SHARE DATA)               MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
          --------------------------    ---------------  ----------------  ----------------  ----------------
          Revenues                       $     -          $      16,000     $      27,000     $     -

          Operating loss                   ( 1,279,000)     ( 1,434,000)      ( 1,417,000)      ( 2,906,000)

          Net loss from continuing
            operations                     ( 1,221,000)     ( 1,330,000)      ( 1,450,000)      ( 2,836,000)
          Loss from discontinued
            operations                     (   298,000)    (    394,000)      ( 1,111,000)      ( 2,304,000)

          Loss on the disposal of
            discontinued operations            -                -                 -                 -

          Net loss                       $(  1,519,000)   $(  1,724,000)    $(  2,561,000)    $(  5,140,000)
                                         =============    =============     =============     =============

          Basic and diluted net loss
            per share from continuing
            operations                   $(       0.19)   $(       0.21)    $(       0.23)    $(       0.43)
                                         =============    =============     =============     =============

          Basic and diluted net loss
            per share from
            discontinued operations      $(       0.05)   $(       0.06)    $(       0.17)    $(       0.36)
                                         =============    =============     =============     =============

          Basic and diluted net loss
            per share                    $(       0.24)   $(       0.27)    $(       0.40)    $(       0.79)
                                         =============    =============     =============     =============

          Weighted average number
            of shares outstanding            6,336,000        6,423,000         6,484,000         6,511,000
                                         =============    =============     =============     =============


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On December 21, 2001, the Board of Directors engaged Silverman Olson Thorvilson & Kaufmann, Ltd as our new independent accountant for the fiscal year ending December 31, 2001. During the two most recent fiscal years and through December 21, 2001, we did not consult with Silverman Olson Thorvilson & Kaufmann, Ltd on items which (1) involved the application of accounting principles to a specified transaction, either completed or proposed, or involved the type of audit opinion that might be rendered on our financial statements, or
(2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K, Item 304(a)(2).

    On December 21, 2001, we replaced BDO Seidman, LLP as our independent accountant. Except for an explanatory paragraph with respect to substantial doubt about our ability to continue as a going concern and management's plans described in Note 2 to our consolidated financial statements as of and for the years ended December 31, 2000 and 1999, the reports of BDO Seidman, LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Our Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the years ended December 31, 2000 and 1999, and through December 21, 2001, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the years ended December 31, 2000 and 1999, and through December 21, 2001, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).


                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table provides information with respect to our directors, executive officers and key employees as of March 1, 2002. Each director serves for a one-year term expiring in 2001 and until his successor has been duly elected and qualified. Each executive officer has been appointed to serve until his or her successor is duly appointed by the Board of Directors or his or her earlier removal or resignation from office. There are no family relationships between any director or executive officer.

                                   MANAGEMENT

               NAME            AGE                POSITION
       -------------------   -----  ---------------------------------------
       Mark A. Cohn            45   Chairman, President and Chief Executive
                                    Officer
       Richard W. Perkins      71   Director
       Christopher T. Dahl     57   Director
       Richard A. Wiethorn     35   Chief Financial Officer
       James C. McKelvey       34   Chief Technology Officer of Video(3)
       Joseph M. Stark         36   Vice President of Sales and Marketing

    Mr. Cohn has served as Chairman of the Board, President and Chief Executive Officer since October 2001. From March 1986 to February 2001, Mr. Cohn was Chief Executive Officer of Damark International, Inc. a publicly traded consumer direct marketing company. In addition, Mr. Cohn currently serves as Chairman of the Board of Children's Hospitals and Clinics of Minnesota, and as a board member of Children's Cancer Research Fund and Ronald McDonald House Charities.

    Richard A. Wiethorn has been Chief Financial Officer since December 2000 and has served as Vice President of Finance since December 1999. Prior to joining iNTELEFILM, Mr. Wiethorn was a practicing certified public accountant for the previous nine years with the firm Silverman Olson Thorvilson and Kaufmann Ltd., which is affiliated with the national accounting firm BDO Seidman, LLP. During his tenure as a certified public accountant, Mr. Wiethorn advanced to the level of manager with primary customer contact responsibilities in the areas of SEC financial reporting, management advisory services and corporate taxation.

    James C. McKelvey joined the Video(3) in July 2000 with over 12 years experience in the technology and advertising field. His most recent experience was as Vice President of Interactive Services at Colle & McVoy, one of the top 100 advertising agencies in the world. Before that, Mr. McKelvey spent over five years at Interaction Communications where he was the Chief Technology Officer and principal in this marketing communications firm. Mr. McKelvey's previous experience includes management positions at Honeywell and Samsung.

    Joseph M. Stark joined iNTELEFILM in October 2001 because of his extensive experience in the areas of business-to-business sales and marketing. He spent the previous five years working for a Big 5 consulting organization and some smaller boutique consulting firms where he was the Director of Operations in-charge of the sales, marketing, and customer solutions strategies. Mr. Stark started his career at the Eaton Corporation focusing on the high-technology products within the Cutler-Hammer division, and enjoyed successful sales, sales management, and marketing roles.

    Richard W. Perkins has been a director since our inception in February 1990. For more than five years, Mr. Perkins has been President and Chief Executive Officer of Perkins Capital Management ("PCM"), a registered investment advisor. Mr. Perkins is also a director of the following publicly held companies:
Bio-Vascular, Inc., a medical products manufacturer; CNS, Inc., a consumer products manufacturer; PW Eagle, Inc., a manufacturer of plastic pipe; LifeCore Biomedical, Inc., a medical device manufacturer; Nortech Systems, Inc., an electronic sub-systems manufacturer; Quantech LTD., a developer of immunological tests; and Vital Images, Inc., a medical visualization software company. Messrs. Perkins and Dahl co-own and control Media Management, LLC ("MMLLC"). Employees of MMLLC provide certain administrative, legal and accounting services to us.

    Christopher T. Dahl has been a director since our inception in February 1990 and served as Chairman, President, and Chief Executive Officer from our inception in 1990 until October 2001. He owns CTD Properties, a company that owns and operates real estate in the upper Midwest. From 1985 to 1999, Mr. Dahl served as Chairman and Chief Executive of Community Airwaves Corporation ("CAC"), a company that formerly owned and operated radio stations. Prior to founding CAC, Mr. Dahl managed his private investments. From 1969 to 1979, Mr. Dahl was the founder and President of a group of companies involved in photo finishing, retail photo sales, home sewing notions, toy distribution and retail craft stores. He was employed by Campbell-Mithun and Knox Reeves Advertising from 1965 through 1969. Mr. Dahl is a board member of the Association for Publicly Traded Companies and serves on the Advisory Board for the College of Liberal Arts of the University of Minnesota. Mr. Dahl is a board member of Gwathmey, Inc., a Boston Massachusetts bio-genetics company. Mr. Dahl is a co-owner with Mr. Perkins of MMLLC that has provided certain administrative, legal and accounting services to us

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such officers, directors and shareholders are required by the SEC to furnish us with copies of all such reports. To our knowledge, based solely on a review of copies of reports filed with the SEC during 2001, all applicable
Section 16(a) filing requirements were satisfied, except for the following filings that were filed late: Form 3 setting forth the appointment of Mark A. Cohn as Chief Executive Officer and President, Form 3 setting forth the appointment of Joseph M. Stark as Vice President of Sales and Marketing, Form 4 setting forth the grant of options to purchase 30,000 shares of common stock to Richard A. Wiethorn, Form 4 setting forth the grant of options to purchase 1,000,000 shares of common stock to Mark A. Cohn, Form 4 setting forth the grant of options to purchase 50,000 shares of common stock to Christopher T. Dahl.

ITEM 11 EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash compensation paid to or accrued by our Chief Executive Officer and each of our other executive officers receiving in excess of $100,000 during the fiscal year ended December 31, 2001 (the "Named Executive Officers") for services rendered to us and our subsidiaries during the fiscal years ended December 31, 2001, 2000 and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                          ANNUAL                     AWARDS
                                                                      COMPENSATION                 SECURITIES
                              NAME AND                        -------------------------------      UNDERLYING
                         PRINCIPAL POSITION         YEAR        SALARY ($)       BONUS ($)       OPTIONS (#)(3)
                     -------------------------     -------    ------------- -----------------  -------------------
                     Mark A. Cohn (1)              2001          $66,667           --          1,000,000 (FILM)(4)
                       President, Chief                                                        12,989,333 (Video(3))(5)
                       Executive Officer
                       and Chairman

                     Richard A. Wiethorn (2)       2001          105,000           --          30,000 (FILM)(6)
                        Chief Financial Officer                                                50,000 (Video(3))(7)
                                                   2000           98,000           --          50,000 (Video(3))(8)
                                                   1999            8,000           --          20,000 (FILM)(9)

                     James C. McKelvey             2001          205,000           --          100,000 (Video(3))(11)
                        Chief Technology Officer   2000           93,958           --          450,000 (Video(3))(11)

                     Joseph M. Stark (1)           2001           25,666           --          60,000 (FILM)(12)
                       Vice President Sales
                       and Marketing

                     Christopher T. Dahl           2001          271,000           --          50,000 (FILM)(13)
                       Former President, Chief     2000          350,000           --          1,000,000 (Video(3))(8)
                       Executive Officer and       1999          291,000      250,000          250,000 (FILM)(10)
                       Chairman

----------

(1) Mr. Cohn's compensation began September 1, 2001. Mr. Stark's compensation began October 22, 2001.

(2)     Includes compensation paid by MMLLC and Harmony for services rendered.

(3) Options granted by iNTELEFILM are designated in the table as "FILM". Options granted to purchase shares of our majority owned subsidiary Video(3) are designated as such.

(4) Non-qualified option to purchase restricted shares at $0.85 per share and were not granted pursuant to any stock option plan.

(5) These options are exercisable at $0.10 per share, of which 1,500,000 options are pursuant to our subsidiary Video(3)'s 2000 Incentive Stock Option Plan, and 11,489,333 options were not pursuant to any stock option plan.

(6) These options are exercisable at $0.56 per share pursuant to our 2000 Stock Option Plan.

(7) These options are exercisable at $0.15 per share which are pursuant to our subsidiary Video(3)'s 2000 Incentive Stock Option Plan.

(8) These options are exercisable at $0.02 per share pursuant to our subsidiary Video(3)'s 2000 Non-Qualified Plan.

(9) These options are exercisable at $2.38 per share to our 2000 Stock Option Plan.

(10) These options are exercisable at $1.63 per share pursuant to our 1994 Stock Option Plan.

(11) These options are exercisable at $0.10 per share pursuant to our subsidiary Video(3)'s 2000 Incentive Stock Option Plan.

(12) These options are exercisable at $0.55 per share pursuant to our 2000 Stock Option Plan.

(13) These options are exercisable at $1.09 per share pursuant to our 2000 Stock Option Plan..

        The following table sets forth the number of securities underlying options granted in 2001, the percent the grant represents of the total options granted to employees during such fiscal year, the per-share exercise price of the options granted, and the expiration date of the options granted to the Named Executive Officers.

                          OPTION GRANTS DURING 2001 AND
                       ASSUMED POTENTIAL REALIZABLE VALUES

                                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                                         ASSUMED ANNUAL RATES OF
                                     NUMBER OF       PERCENT OF TOTAL                                 STOCK PRICE APPRECIATION FOR
                                    SECURITIES      OPTIONS GRANTED TO   EXERCISE                              OPTION TERM
                                UNDERLYING OPTIONS     EMPLOYEES IN        PRICE      EXPIRATION     -------------------------------
          NAME                    GRANTED (#)(1)        FISCAL YEAR      ($/SHARE)       DATE              5%                10%
---------------------------     ------------------  ------------------  ----------  ------------     --------------     ------------
Mark A. Cohn                     1,000,000 (FILM)          72.5%            0.85      09/05/11         1,384,560         2,204,681
                                12,989,333 (Video(3))      95.6%            0.10      09/05/11         2,115,825         3,369,098

Christopher T. Dahl                 50,000 (FILM)           3.6%            1.09      02/15/11            88,775           141,359
Richard A Wiethorn                  50,000 (Video(3))       0.3%            0.15      02/15/06             9,572            12,079
                                    30,000 (FILM)           2.1%            0.56      02/15/06            21,442            27,057
Joseph M. Stark                     60,000 (FILM)           4.4%            0.55      10/08/06            45,946            57,978
James C. McKelvey                  100,000 (Video(3))       0.7%            0.10      02/02/06            12,763            16,105

----------

(1) Options granted by iNTELEFILM are designated in the table as "FILM". Options granted to purchase shares of our majority owned subsidiary Video(3) are designated as such.



    The following table sets forth certain information regarding options to purchase common stock exercised by the Named Executive Officers during 2001 and the number and value of unexercised options held by the Named Executive Officers at December 31, 2001. For the purpose of determining the value of unexercised options, the FILM'S closing bid price of $0.43 on December 31, 2001 was used. For Video(3), a price of $0.10 per share at December 31, 2001 was used based on recent comparable Video(3) common stock transactions. No stock appreciation rights were exercised by the Named Executive Officers in 2001 or were outstanding at the end of that year.

                     AGGREGATED OPTION EXERCISES IN 2002 AND
                        FISCAL YEAR-END OPTION VALUES (1)

                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-
                                         SHARES           VALUE            OPTIONS AT             THE-MONEY OPTIONS AT
                                       ACQUIRED ON      REALIZED      FISCAL YEAR ENDED (#)     FISCAL YEAR ENDED (2) ($)
                     NAME             EXERCISE (#)         ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
              ------------------    ---------------  -------------  -------------------------   -------------------------
              Mark A. Cohn                       --             --      -- / 1,000,000                -- /-- (FILM)
                                                 --             --      -- / 12,989,333               -- / -- (Video(3))
              Richard A. Wiethorn                --             --      35,000/15,000                 --/-- (FILM)
                                                 --             --      25,000/25,000                 --/-- (Video(3))

              Christopher T. Dahl                --             --      474,646 / --                  -- / --(FILM)
              Joseph M. Stark                    --             --      -- / 60,000                   -- / --(FILM)
              James C. McKelvey                  --             --      183,333 / 366,667             -- / -- (Video(3))

----------

(1) Options granted by iNTELEFILM are designated in the table as "FILM". Options granted to purchase shares of our majority owned subsidiary, Video(3) are designated as such.

(2) Market value of underlying securities at fiscal year-end minus the exercise price. All options and warrants were exercisable at prices that exceed our closing bid price of $0.43 at December 31, 2001.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

    In April 1999, after working with an outside consulting firm, the Board of Directors adopted a severance plan which originally covered certain executive officers, including Mr. Dahl, and one of our non-employee directors, Richard W. Perkins. In October 2001, this plan was terminated.

    In consideration for our former CEO's continued service and the former CEO's release of our obligation to pay approximately $1.5 million in accordance with the terms of the 1999 severance policy, we entered into an employment termination agreement in September 2001 whereby the former CEO will continue as an employee for three years. Under the agreement and as compensation for ongoing responsibilities concerning the wind-down of the production companies and the ABC/Disney litigation, the former CEO will receive a salary of $175,000 per annum and will be reimbursed for administrative, travel and office expenses up to an additional $50,000 per annum for a maximum of three years. We also agreed to pay the former CEO a portion of an award, if any, from the ABC/Disney litigation, equal to 2.75% of the award net of all litigation and tax expenses and agreed to forgive stock subscription receivables and the related interest totaling $386,621.

    In October 2001, we hired Mr. Cohn as Chairman, Chief Executive Officer and President. We entered into a three-year employment agreement with Mr. Cohn providing for an annual salary of $200,000. As an incentive for Mr. Cohn to accept our employment offer, we granted Mr. Cohn non-qualified options to purchase 1,000,000 shares of our common stock at an exercise price of $0.85 per share. These options vest over three years and expire in September 2011. Mr. Cohn also received 1,500,000 qualified options and 11,489,333 non-qualified options to purchase shares of Video(3) at an exercise price of $0.10 per share. These options vest over three years and expire in September 2011.

DIRECTOR COMPENSATION

    In May 1994, we adopted the 1994 Director Stock Option Plan for the purpose of compensating our outside directors. In April 1999, 45,000 options, vesting incrementally through December 2000, were granted to each of the three then outside directors. On December 31, 2000, 45,000 shares were granted to each of the four then outside directors, vesting equally over three years. The options are generally valued at the fair market value of the stock on the date of grant and expire ten years thereafter. Additionally, for the period from January 1, 2000 through June 30, 2002, each of our outside directors received $1,000 per month as a fee for their services as directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2001, by (a) each person who is known to us to own beneficially more than five percent of our common stock, (b) each director, (c) each Named Executive Officer, and (d) all current executive officers and directors as a group. Unless otherwise noted, each person identified below possesses sole voting and investment power with respect to such shares. Except as otherwise noted below, we know of no agreements among our shareholders that relate to voting or investment power with respect to our common stock. The business address of Messrs. Dahl, Cohn, McKelvey, Stark and Wiethorn is 6385 Old Shady Oak Road, Suite 290, Eden Prairie, Minnesota 55344.

                                                                              SHARES         PERCENT
                                          NAME AND ADDRESS                 BENEFICIALLY        OF
                                         OF BENEFICIAL OWNER                 OWNED (1)        CLASS
                              ---------------------------------------    ----------------   --------
                              Christopher T. Dahl                           1,167,632(2)       16.0%

                              William Bednarczyk                              618,500           9.1%
                                   6908 Gleason Road
                                   Edina, Minnesota 58439

                              Foothill Capital Corporation                    600,000(3)        8.1%
                                   11111 Santa Monica Boulevard
                                   Los Angeles, California 90025

                              Perkins Capital Management, Inc.                633,353(4)        9.1%
                                   730 East Lake Street
                                   Wayzata, Minnesota 55391

                              Richard W. Perkins                              481,900(5)        6.9%
                                   730 East Lake Street
                                   Wayzata, Minnesota 55391

                              Mark A. Cohn                                    22,500(6)          *

                              Richard A. Wiethorn                             35,000(7)          *

                              Joseph M. Stark                                      -(8)          *

                              James C. McKelvey                                   -              *

                              All Current Directors and Executive
                              Officers as a Group (6 persons)              1,707,032(9)       22.8%

----------

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

(2) Includes 474,646 shares purchasable upon the exercise of options and warrants.

(3)      Represents shares purchasable upon the exercise of warrants.

(4) Based upon statements filed with the SEC, PCM is a registered investment adviser of which Richard W. Perkins, one of our directors, is President. As set forth in Schedule 13D filed with the SEC on January 22, 2001, PCM has the sole right to sell such shares and has sole voting power over 142,568 of such shares. Mr. Perkins and PCM disclaim any beneficial interest in such shares. Excludes shares beneficially owned by Mr. Perkins. Includes 150,000 shares purchasable upon the exercise of options and warrants.

(5) Represents shares held by Mr. Perkins as trustee for various trusts of which he is sole trustee. Mr. Perkins has the sole right to sell such shares and has sole voting power over 339,960 of such shares. Includes 121,940 shares purchasable upon the exercise of options and warrants.

(6)      Includes 10,000 shares purchasable upon exercise of warrants.

(7)      Represents shares purchasable upon the exercise of options.

(8) Mr. Stark has options to purchase 60,000 shares at $0.55 per share that are not exercisable within 60 days of March 1, 2000

(9) Includes 641,586 shares purchasable upon exercise of options and warrants.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES

    In connection with the sale of radio station KYCR(AM) to Salem Communications Corporation ("Salem") in October 1998, Salem entered into a ten-year lease agreement with Mr. Dahl, our former Chief Executive Officer, and became the lessee for the KYCR(AM) tower site lease. Under the Salem tower lease, Salem pays a lower monthly rental rate than what Mr. Dahl had received under the tower lease agreement with us. The Related Party Transaction Committee ratified and approved our payment to Mr. Dahl of the $294,000 difference between the monthly rental he would have received from us, had we renewed such lease through October 2008, and the monthly rental paid by Salem from November 1998 through October 2008. In addition, after the first year of its lease, Salem has the ability to terminate its lease with one year's notice. In the event the lease is terminated by Salem and Mr. Dahl is unable to lease the tower site to another party, we have agreed to pay Mr. Dahl $4,500 per month, the full amount he would have otherwise received from Salem, through October 2008.

MANAGEMENT SERVICES FROM AN AFFILIATE

    From August 1998 to March 31, 2001, we and Harmony, one of our subsidiaries, received administrative, legal and accounting services from MMLLC, an entity owned by Mr. Dahl, our former Chief Executive Officer, and Mr. Perkins, a non-employee member of our board of directors. Our former executive offices were also provided by MMLLC under the service agreement. The former executive offices consisted of approximately 12,000 square feet with an annual rent of $144,000. From April 1 through July 31, 2001, we paid 5501 Building Company, an entity owned by Messrs. Dahl and Perkins, directly for rent of the former executive office. We and Harmony had management services contracts with MMLLC that were terminated March 31, 2001. These contracts required that we pay MMLLC a monthly fee for services rendered. The management fees, including the above referenced rent payment, totaled $345,000, $2,080,000 and $1,549,372 in 2001, 2000 and
1999, respectively. Additionally, during 1999, MMLLC received $550,000 that was paid in conjunction with expenses incurred in the sale of our radio stations. The management fee was based on estimated usage of MMLLC's services by each company. Management reviewed this allocation periodically and believes that the allocation method is reasonable.

    In August 1998, MMLLC entered into a consulting arrangement with Mr. Perkins pursuant to which Mr. Perkins provided consulting services to us in connection with our restructuring following the sale of our radio stations. Mr. Perkins was not paid for such services during 1998. We paid Mr. Perkins $170,000 for such services during 1999. MMLLC terminated this consulting arrangement effective December 31, 1999.

    Pursuant to the corporate restructuring plan, we relocated to smaller, less costly corporate office space than that currently occupied under the service contract. Under the management service contract termination agreement, we assumed the remaining occupancy expenses associated with the office facilities leased by MMLLC, concurrent with MMLLC receiving relief from its existing obligation to occupy the premises until October 2006. At the time MMLLC entered into the lease, we advanced funds to MMLLC for the primary purpose of completing leasehold improvements for the corporate office. The historical management fee calculations anticipated MMLLC's recovery of the leasehold improvements incurred through 2006 (the term of the lease). Accordingly, as consideration for the immediate cancellation of the service contracts, we have released MMLLC of its obligation to repay advances aggregating $324,835 related to these leasehold improvements. We established an allowance for these advances at December 31, 2000 subject to their release on March 31, 2001.

HARMONY-RELATED TRANSACTIONS

    From November 1998 to March 2000 while we owned less than 50% of Harmony, we advanced Harmony operating funds under notes receivable, of which approximately $3.2 million remained outstanding as of March 1, 2000. The notes receivable bear an interest rate of 14%. The Related Party Transaction Committee of Harmony's Board approved these transactions. On March 22, 2000, we called these notes. As a result of Harmony's inability to repay the notes within the 30-day demand period, on May 1, 2000, we granted Harmony a temporary forbearance of the default to allow Harmony time to consider its alternatives. These notes totaled $4,225,000, including interest, at December 31, 2001. In addition to these notes, we have made non-interest bearing advances to Harmony of an additional $3.6 million to fund Harmony's operating losses and pay off a portion of Harmony's credit line. As of February 28, 2001, these advances were contributed to the capital of Harmony prior to completion of the tender offer in March 2001. These notes, advances and the related interest are eliminated in our consolidated financial statements. Additionally, Harmony has a payable due to another subsidiary, the primary portion of which was incurred prior to the reduction of Harmony's interest in the subsidiary to 49% effective August 1, 1999. This payable of approximately $1.8 million remained due at December 31, 2001, and is eliminated in our consolidated financial statements.

CURIOUS PICTURES

    Effective as of August 1, 1999, we purchased the option agreement entered into by Harmony and the four principal executives of Curious, dated December 15, 1996, from Curious management. Under the option agreement, Curious management could earn the right to purchase 50% of the outstanding stock of Curious from Harmony upon the achievement of specified financial goals. Pursuant to our purchase agreement and based on the results of operations of Curious, it was agreed by all parties that Curious management's right to purchase the 50% equity interest in Curious had fully vested and was exercisable for consideration totaling $50. Following our purchase of the option agreement, we acquired 50% of Curious through the exercise of the option agreement. We also acquired a 1% equity interest in Curious owned by Curious management that was initially conveyed to Curious management upon signing the option agreement. We paid Curious management $3.0 million for the option agreement and equity interest, consisting of $1.5 million in cash and a $1.5 million note receivable bearing an interest rate of 8% per year, which was paid on May 31, 2000. As a result of these transactions, we acquired 51% of the outstanding stock of Curious and Harmony owned the remaining 49% of the outstanding stock of Curious.

    In addition, as of January 1, 1999, Curious entered into new five-year employment agreements with each of the four members of Curious Management. As part of the compensation to be paid to Curious management, at the end of each employment year, each member of Curious management was granted the right to purchase from Harmony, one share of Curious for $1.00, representing 1% of the capital stock of Curious. As a result, if all of the members of Curious management exercise all of their new options over the five-year term of their employment agreements, we would own 51% of the Curious stock, Curious management would own 20%, and Harmony would own the remaining 29%. Additionally, we granted Curious management warrants to purchase an aggregate of 300,000 shares of our common stock at $1.92 per share.

    We, Harmony, and Curious management also entered into a stock agreement effective as of August 1, 1999. Under this agreement, the members of Curious management were granted the right to sell to us the shares of Curious that they earned from Harmony, and we obtained the right to purchase such shares from Curious management. The price to be paid us to Curious management under such put or call arrangement was $96,774 per share. These options have been valued at $54,000 per option, their intrinsic value as of August 1, 1999. The related compensation expense is recognized ratably over the employment agreement service period and reflected as a minority interest on our balance sheet. Further, the minority interest is ratably accreted to the value of management's put right over the time period from the option vesting date to the date that the put right may be exercised. During the year ended December 31, 2001, 2000, and 1999 we recognized compensation expense of $384,807, $339,806, and 139,447, respectively, resulting in a minority interest valuation aggregating $887,387 at December 31, 2001, $502,580 at December 31, 2000 and $139,447 at December 31,
1999.

    In February 2002, we sold Curious to a group including Curious management. We received approximately $5,100,000 from the sale consisting of $2,000,000 in cash, $500,000 in a two-year note, extinguishment of $1,200,000 under our put obligations to Curious management, and $1,400,000 of indebtedness owed by Harmony to Curious.

NON-COMPETITION AGREEMENTS

In connection with the sale of radio station assets to Catholic Radio Network LLC ("CRN"), Mr. Dahl, our former Chief Executive Officer, entered into a three-year consulting and non-circumvention agreement with CRN, pursuant to which Mr. Dahl received

    $750,000. Also, in connection with sale of radio station assets to Radio Unica Corp., Mr. Dahl entered into a two-year non-competition agreement with Radio Unica, pursuant to which Mr. Dahl received $750,000. The fees provided for under these agreements are payable whether or not CRN or Radio Unica requests Mr. Dahl to perform any services thereunder.

SEVERANCE PLAN

    In April 1999, we adopted a severance plan which originally covered Mr. Dahl, then our Chief Executive Officer, an officer who resigned in January 2001 and was not eligible for benefits under the plan, and Richard W. Perkins, a non-employee member of our Board of Directors. The severance plan was terminated in October 2001. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for further information on such plan.

OPTION EXERCISE

    In November 1999, Mr.. Dahl, the former Chief Executive Officer, exercised his right to purchase 125,000 shares of our common stock at a price equal to $1.625 per share by executing a note receivable to us for the principal amount of $203,125 at an interest rate equal to 6% per annum. In connection with the termination of the 1999 severance plan in October 2001, we forgave the note receivable owed by Mr. Dahl. See "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" for further information

EMPLOYMENT AGREEMENTS

    We have entered into employment agreements with Mr. Dahl, our former Chief Executive Officer, and Mr. Cohn, our current Chief Executive Officer. For information regarding these employment agreements, see "Executive Compensation - Employment Contracts, Termination of Employment and Change-in-Control Arrangements."

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

    See "Index to Exhibits."

(b) Reports on Form 8-K

Current Report on Form 8-K filed on October 11, 2001 relating to the election of Mark A. Cohn as Chairman of the Board, President and Chief Executive Officer of the registrant and its majority owned subsidiary, WebADTV, Inc.

Current Report on Form 8-K filed on October 11, 2001 relating to our private placement of subordinated bridge notes and warrants.

Current Report on Form 8-K filed on December 21, 2001 relating to our change in certified accountant from BDO Seidman, LLP to Silverman Olson Thorvilson & Kaufmann LTD

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Minneapolis, State of Minnesota, on March 29, 2002.

                                             iNTELEFILM CORPORATION

                                             By  /s/ Mark A. Cohn
                                                 -------------------------------
                                                 Mark A. Cohn
                                                 President and Chief Executive
                                                    Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                 SIGNATURE                              TITLE                             DATE
                 ---------                              -----                             ----
     /s/ Mark A. Cohn                    President, Chief Executive Officer and        March 29, 2002
     --------------------------------    Director (principal executive officer)
     Mark A. Cohn

     /s/ Richard A. Wiethorn             Chief Financial Officer (principal            March 29, 2002
     --------------------------------    accounting officer and principal
     Richard A. Wiethorn                 financial officer)

     /s/ Richard W. Perkins              Director                                      March 29, 2002
     --------------------------------
     Richard W. Perkins

     /s/ Christopher T. Dahl             Director                                      March 29, 2002
     --------------------------------
     Christopher T. Dahl


          EXHIBIT
          NUMBER                           DESCRIPTION
        -----------                        -----------

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

            10.4 1999 Broad --Based Stock Incentive Plan and Non-Qualified Stock Option Agreement 10.4 (incorporated by reference to our Registration Statement on Form S-8 (File No. 333-40008) filed on June 23, 2000.

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

            10.33 Online System Software License Agreement Between Excalibur Technologies Corporation and webADTV.com, Inc. dated July 31, 2000 (incorporated by reference to our Form 10-QSB for the quarter ending June 30, 2000 (File No. 0-21534) filed on August 18, 2000).

            10.34 Memorandum of Agreement to make supplemental Lease Payments dated May 3, 2001 2000 (incorporated by reference to our Form 10-QSB for the quarter ending March 31, 2001 (File No. 0-21534) filed on May 15, 2001).

            10.35 Employment Agreement dated September 11, 2001, between the Registrant and Mark Cohn (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14, 2001).

            10.36 Mark Cohn WebADTV Stock Option Agreement dated September 5, 2001 and its Amendment dated October 11, 2001 (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14, 2001).

            10.37 Mark Cohn iNTELEFILM Stock Option Agreement dated September 5, 2001(incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14,
                               2001).


            10.38 Form of Subordinated Bridge Note Purchase Agreement, Subordinated Bridge Note, Warrant, Security Agreement (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14,
                               2001).

            10.39 Amendment No. 1 to Subordinated Bridge Note Purchase Agreement dated as of February 22, 2001

            10.40 Mutual Release and Settlement Agreement, Promissory Note, Warrants to Purchase Common Stock of iNTELEFILM, between Westminster Properties, Inc. and The End, Intelefilm and Harmony Holdings, Inc. dated October 9, 2001 (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14, 2001).

            10.41 Employment Agreement dated October 4, 2001 between Christopher T. Dahl and the Registrant (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14, 2001).

            10.42 Consulting Agreement dated October 11, 2001 between Jim Gilbertson and the Registrant (incorporated by reference to our Form 10-QSB for the quarter ending September 30, 2001 (File No. 0-21534) filed on November 14, 2001).

            10.43 Stock Pledge Agreement by and between the , and Alison Amon, Lisa Mehling and Steve Wax dated January 15, 2002 (incorporated by reference to our Form 8-K (File No. 0-21534) filed on January 30, 2002).

            10.44 Promissory Note made by Alison Amon, Lisa Mehling and Steve Wax for the benefit of the Company dated January 1, 2002 (incorporated by reference to our Form 8-K (File No. 0-21534) filed on January 30, 2002).


            10.45 Subordination and Intercreditor dated as of February 28, 2002 by and among CM Opportunity Fund, LLC, iNTELEFILM Corporation, Curious Holdings LLC, and Susan Holden, Stephen Oakes, Richard Winkler and David Starr, the management team (incorporated by reference to our Form 8-K (File No. 0-21534) filed on March 14, 2002).

            10.46 Promissory Note made Curious Holdings, LLC for the benefit of the iNTELEFILM Corporation dated February 28, 2002. (incorporated by reference to our Form 8-K (File No. 0-21534) filed on March 14, 2002).

            10.47 Agreement between iNTELEFILM Corporation and LawFinance Group, Inc. dated December 14, 2001

            21.1               Subsidiaries of iNTELEFILM Corporation.


            23.1               Consent of Silverman Olson Thorvilson & Kaufmann
                               LTD.

            23.2               Consent of BDO Seidman, LLP

            27.1               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS