Form 10-Q
period 2002-03-31
INTELEFILM CORP
filed 2002-05-15
CIK 882160

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                -----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.



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

        Yes  X    No      .
            ----     -----

        As of May 1, 2002, the issuer had outstanding 6,832,646 shares of common stock.



================================================================================


PART I    FINANCIAL INFORMATION.............................................................1

        Item 1 Financial Statements.........................................................1
        Item 2 Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................7
        Item 3 Quantitative and Qualitative Disclosures About Market Risk..................11

PART II   OTHER INFORMATION................................................................11

        Item 1 Legal Proceedings...........................................................11
        Item 2 Changes in Securities and Use of Proceeds...................................12
        Item 3 Defaults upon Senior Securities.............................................12
        Item 4 Submission of Matters to a Vote of Security Holders.........................12
        Item 5 Other Information...........................................................12
        Item 6 Exhibits and Reports on Form 8-K............................................12
SIGNATURES.................................................................................13

EXHIBIT INDEX..............................................................................14

PART I  FINANCIAL INFORMATION

ITEM 1    Financial Statements

                                    iNTELEFILM CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2002              2001
                                                                    (UNAUDITED)       (AUDITED)
        ASSETS                                                   ----------------- ----------------
Current assets:
   Cash and cash equivalents                                       $    855,302      $    300,939
   Accounts receivable, net of allowance for doubtful accounts
     of $100,448                                                         95,785           100,180
   Prepaid expenses                                                     355,647           255,397
   Notes receivable, current portion                                    561,321              -
   Net production company assets available for sale                        -            2,520,545
                                                                   ------------      ------------
        Total current assets                                          1,868,055         3,177,061

Property and equipment, net                                             372,047           438,734
Intangible assets, net                                                  181,500           160,417
Notes receivable net of current portion                                 706,415              -
Net production company assets available for sale                           -              764,455
Other assets                                                            326,348           316,049
                                                                   ------------      ------------
        Total assets                                               $  3,454,365      $  4,856,716
                                                                   ============      ============

        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    702,864      $  1,341,411
   Deferred revenue                                                      25,589            27,602
   Other accrued expenses                                             1,602,800         1,848,631
   Other accrued expenses, related party                                255,000           255,000
   Long-term debt, current portion                                       90,679           390,679
                                                                   ------------      ------------
        Total current liabilities                                     2,676,932         3,863,323

Other accrued expenses, related party                                   505,002           568,750
Long-term debt net of current portion                                 1,421,678         1,283,509
Long-term debt, related parties                                         704,725           702,835
Deferred litigation award assignment                                    495,000              -
                                                                   ------------      ------------
        Total liabilities                                             5,803,337         6,418,417
                                                                   ------------      ------------

Commitments and contingencies                                              -                 -

Minority interest                                                       500,000           500,000

Shareholders' deficit:
   Common stock                                                         136,652           136,652
   Additional paid-in capital                                        47,335,498        47,335,498
   Accumulated deficit                                              (50,321,122)      (49,533,851)
                                                                   ------------      ------------
        Total shareholders' deficit                                  (2,848,972)       (2,061,701)
                                                                   ------------      ------------

            Total liabilities and shareholders' deficit            $  3,454,365      $  4,856,716
                                                                   ============      ============


        See accompanying notes to the consolidated financial statements.

                             iNTELEFILM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001



                                                                       2002           2001
                                                                   ------------   ------------
Revenues                                                           $       -      $       -

Costs and expenses:
   Cost of revenues                                                       4,970         44,000
   Selling,  technical, general and administrative
     (exclusive of all items shown below)                               286,658        550,000
   Corporate                                                            503,117        597,885
   Corporate expenses paid to affiliated management company                -           345,000
   Depreciation and amortization                                        104,832        196,000
                                                                   ------------   ------------

Loss from continuing operations                                        (899,577)    (1,732,885)

Other income                                                            242,174           -
Interest expense                                                       (115,582)      (118,569)
Interest income                                                           2,013           -
                                                                   ------------   ------------

Net loss from continuing operations before income taxes                (770,972)    (1,851,454)

Income tax provision (benefit)                                           16,299           (322)
                                                                   ------------   ------------

Net loss from continuing operations                                    (787,271)    (1,851,132)


Loss from discontinued operations                                          -        (2,149,628)
                                                                   ------------   ------------

Net loss                                                           $   (787,271)  $ (4,000,760)
                                                                   ============   ============

Basic and diluted net loss per share from continuing operations    $      (0.12)  $      (0.28)
                                                                   ============   ============

Basic and diluted net loss per share from discontinued operations  $       -      $      (0.33)
                                                                   ============   ============

Basic and diluted net loss per share                               $      (0.12)  $      (0.61)
                                                                   ============   ============

Weighted average number of shares outstanding                         6,833,000      6,584,000
                                                                   ============   ============




         See accompanying notes to the consolidated financial statements
                             iNTELEFILM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001



                                                                      2002          2001
                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $   (787,271)  $ (4,000,760)
Adjustments  to reconcile net loss to net cash provided by
  (used in) operating activities net of disposition and
  discontinued operations:
  Note receivable received in lawsuit settlement                     (232,736)          -
  Loss on disposal of discontinued operations, net of taxes              -         2,149,628
  Depreciation and amortization                                       104,832        196,000
  Amortization and write-off of deferred debt issue costs              21,351           -
  Decrease (increase) in (excluding subsidiary  acquisitions and sales):
      Accounts receivable                                               4,395          7,245
      Other receivables                                                  -             3,019
      Prepaid expenses                                               (100,250)       (18,257)
      Other assets                                                    (31,650)          -
  Increase (decrease) (excluding subsidiary acquisitions
   and sales):
      Accounts payable                                               (638,547)       (70,771)
      Deferred revenue                                                 (2,013)         4,000
      Other accrued expenses                                         (109,579)      (367,930)
                                                                 ------------   ------------
        Net cash used in continuing operations                     (1,771,468)    (2,097,826)
        Net cash provided by discontinued operations                     -            55,437
                                                                 ------------   ------------
        Net cash used in operating activities                      (1,771,468)    (2,042,389)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (15,228)          -
Proceeds from sale of television commercial production companies    2,050,000           -
Other capital expenses                                                (44,000)          -
                                                                 ------------   ------------
        Net cash provided by continuing operations                  1,990,772           -
        Net cash used in discontinued operations                         -          (352,276)
                                                                 ------------   ------------
        Net cash provided by (used in) investing activities         1,990,772       (352,276)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in line of credit                                               -         1,381,843
Repayment of debt                                                    (159,941)          -
Proceeds from lawsuit award assignment                                495,000           -
Proceeds from issuance of subsidiary common stock                        -           590,000
                                                                 ------------   ------------
        Net cash provided by continuing operations                    335,059      1,971,843
        Net cash provided by discontinued operations                     -              -
                                                                 ------------   ------------
        Net cash provided by financing activities                     335,059      1,971,843
                                                                 ------------   ------------

Increase (decrease) in cash and cash equivalents                      554,363       (422,822)
Cash and cash equivalents at beginning of year                        300,939      3,099,496
                                                                 ------------   ------------
Cash and cash equivalents at end of period                       $    855,302   $  2,676,674
                                                                 ============   ============





        See accompanying notes to the consolidated financial statements.

iNTELEFILM Corporation
Condensed Notes to Consolidated Financial Statements (unaudited)
March 31 2002

NOTE 1   BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-K for the year ended December 31, 2001.

       The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, recurring losses, negative working capital and negative cash flow from operations raise concerns as to our ability to continue as a going concern. As a result, our independent certified public accountants included an explanatory paragraph in their opinion provided with our December 31, 2001 consolidated financial statements wherein they expressed substantial doubt about our ability to continue as a going concern.

NOTE 2   PRODUCTION COMPANY SALE TRANSACTIONS

Chelsea:

       On January 15, 2002, we completed the sale of the stock of our commercial production subsidiary, Chelsea Pictures, Inc. to the Chelsea Pictures management group (the "Chelsea Management Group"). The Chelsea Management Group paid $785,000 in proceeds to us, consisting of cash at closing of $250,000 and a promissory note for $535,000. The note bears interest at a variable rate (7% at March 31 2002) and is payable in varying installments of principal and interest through December 31, 2004. Principal maturities for the years ended December 31, 2002, 2003 and 2004 total $271,000, $119,000 and $145,000, respectively. The note is secured by the acquired Chelsea Pictures, Inc. stock, and 200,000 shares of iNTELEFILM common stock held by the Chelsea Management Group. The note limits personal recourse against the Chelsea Management Group to $150,000. The sale transaction is effective for operating purposes as of January 1, 2002. Warrants to purchase 270,000 shares of our common stock at $0.88 per share were terminated in connection with this transaction.

Curious Pictures and DCODE:

       On February 28, 2002, we completed the sale of the stock of our commercial production subsidiaries, Curious Pictures Corporation ("Curious Pictures") and DCODE, Inc. to a group led by the management team at Curious Pictures (the "Curious Management Group"). The Curious Management Group paid approximately $5,100,000 in proceeds to us, consisting of cash at closing of $2,000,000 ($200,000 was prepaid and included in accrued liabilities at December 31, 2001), a promissory note for $500,000, extinguishment of the Curious Management put right with a value of approximately $1,200,000 at the time of closing and extinguishment of approximately $1,400,000 of intercompany indebtedness. The note bears interest at a rate of 5% payable quarterly and calls for minimum principal payments of $250,000 on each of February 28, 2003 and 2004. The note is secured by the assets of Curious Pictures subject to an intercreditor agreement with the finance source that backed the Curious Management Group. Warrants to purchase 300,000 shares of our common stock at $1.92 per share were terminated in connection with this transaction.

NOTE 3: ABC RADIO AND DISNEY LAWSUIT AWARD ASSIGNMENT

       On January 7, 2002, we executed a transaction whereby we assigned $1,000,000 of any potential award received in connection with our ongoing litigation against ABC Radio and Disney (see Legal Proceedings) for net proceeds totaling $495,000. Pursuant to the terms of this agreement, the Company's repayment obligation is limited to the lesser of the proceeds received from such litigation net of amounts due to the litigation attorneys, or $1,000,000.

NOTE 4: NOTE PAYABLE

       During the quarter ended March 31, 2002, our promissory note payable to the landlord of our former subsidiary, The End, became fully due and payable. At that time, the landlord demanded, and we paid an amount of $125,000. We then modified the terms for the remaining obligation of $175,000. Under the revised terms, the remaining principal balance of $175,000 is now due on the earlier of
i) April 3, 2003, ii) the receipt of gross cash proceeds of $4,000,000 in connection with the sale of our securities, or iii) a final award or settlement of the ABC Radio and Disney lawsuit (see Legal Proceedings) in excess of $4,000,000. The restated note payable carries an annual interest rate of 12% and is secured by all the assets of iNTELEFILM, Harmony and The End. Furthermore, the note payable carries an additional lending fee payable when the note becomes due equal to 8% per annum although this incremental fee is waived if the loan becomes due pursuant to our receipt of gross cash proceeds of $4,000,000 in connection with the sale of our securities. As part of the restatement, we repriced warrants to purchase 150,000 shares of our common stock from $2.00 per share to $0.46 per share and the landlord acknowledged our full performance of our obligations under our previous settlement agreement related to the lease for the facilities of our former production company subsidiary, The End.

NOTE 5:  LITIGATION SETTLEMENT

       In June 1999, we filed suit against Oklahoma Sports Properties, Inc. and Fred Weinberg (the "Defendants") seeking to collect on several promissory notes and guarantees totaling $495,000, plus interest and attorney costs for a total of approximately $670,000. The United States District Court for the District of Minnesota granted us summary judgment. On appeal by the Defendants, in February 2001, the United States Court of Appeals for the Eighth Circuit affirmed the lower courts decision holding the Defendants liable for the notes. This judgement aggregating $670,000 had been fully reserved as uncollectable due to the financial condition of the Defendant. As of March 31, 2002, we revised this estimated reserve for uncollectability to account for the settlement of this claim on April 10, 2002 in exchange for an assignment to us of a promissory note due owing to the Defendant from Reunion Broadcasting, L.L.C. with an outstanding principal amount of $232,736. As a result, we recognized other income of $232,736 in connection with this settlement.


NOTE 6:  LEGAL PROCEEDINGS

We filed suit against ABC Radio and Disney in the United States District Court for the District of Minnesota on September 26, 1996. On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in our favor for breach of contract and misappropriation of trade secrets and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets against Disney. On January 15, 1999, the trial court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated its trade secret information; however, the court set aside the jury's verdict because it disagreed with the jury's conclusions that the evidence showed that those actions caused us damage and because the trial court found that the amount of damages awarded by the jury was not supported by the evidence. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants should be granted a new trial on the issues of causation and damages. We appealed the court's findings in February 1999. On February 16, 2000, oral arguments were held before the Eighth Circuit Court of Appeals. On April 10, 2001, the Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages.

       The trial on damages was completed on May 10, 2002. The jury award totaled $9.5 million, $1.5 million for breach of contract and $8.0 million for misappropriation of a trade secret. We currently anticipate that final resolution of the case will likely take several more years. We intend to vigorously pursue the defense and collection of this award. We have committed certain proceeds from this litigation to various parties. The total current commitment of proceeds includes the following at March 31, 2002:

        Contingent legal fees - Primary Counsel shall receive the amount of its suspended fees plus interest at 5%. In addition, primary counsel will receive a premium of 13.5% of an amount which is equal to the recovery by judgment minus the amount of contingent fees. Total suspended fees and interest aggregated approximately $1,757,000 at March 31, 2002. In no event will the payment due the attorney be greater than the amount of an award or settlement.

        ABC Radio and Disney Lawsuit Award Assignment - We have assigned and will be obligated to pay the lesser of the proceeds received from such litigation, net of legal costs, or $1,000,000.

        Repayment of Bridge Notes Payable - We are obligated to repay the $1,530,000 of bridge loans if proceeds, net of legal costs, exceed $2,550,000.

        Repayment of Note Payable - We are obligated to repay $175,000 note payable if proceeds exceed $4,000,000.

        Employment Contracts - We are obligated to pay two former officers an aggregate of 4.25% of any proceeds less any litigation and tax expenses incurred since the onset of the lawsuit.

On March 21, 2002, the broker associated with the sale of our television commercial production subsidiaries, Curious Pictures, Chelsea Pictures and DCODE, initiated arbitration proceedings. The broker claims that fees totaling $455,000 are owed pursuant to our April 24, 2001 agreement. We intend to vigorously defend our position that such amount is not owed in the matter.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words "anticipates," "believes," "expects," "intends," "plans," "estimates" and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond its control, are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, under the caption "Management's Discussion and Analysis or Plan of Operation -- Cautionary Statement." Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the risks described in our Cautionary Statement and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear.

OVERVIEW

General Overview

   We have undergone a restructuring whereby our sole continuing operating subsidiary is Video(3), formerly known as WebADTV. We own approximately 75% of the outstanding capital stock of Video(3) and it is accounted for as a consolidated majority-owned subsidiary. Video(3) is engaged in the sale and distribution of digital asset management software, hardware and services which are designed to enable clients to encode, share and leverage media assets online. The restructuring encompassed the discontinuance of our television commercial production business that was completed in the first quarter of 2002 with the sales of our former subsidiaries Chelsea Pictures, Inc., Curious Pictures Corporation and DCODE, Inc. The television commercial production business has been accounted for as discontinued operations in the accompanying consolidated financial statements. Our results from operations encompass Video(3), which was formed in January 2000, and ongoing corporate general and administrative activities.

   Our continuing Video(3) business is still at an early stage of development. We expect to generate revenue from the sale of our software and hardware products, the provisioning of professional services in the implementation of our products, the recurring charges to clients using us as their applications service provider ("ASP") and annual software maintenance fees. We currently market our products utilizing our direct sales force and anticipate that strategic channel partnerships will also provide sales activity in the near future. Our sales efforts primarily target businesses that utilize video in multiple functional areas. These functional areas include corporate and marketing communications, training and e-learning, advertising and public relations. Other factors that drive a client's need for Video(3) products include the existence of a large geographically disbursed workforce, in-house video production capability, web-portal and e-commerce capability, brand intensive culture, or a culture that otherwise strongly embraces technology. Management anticipates that initial sales will be leveraged to generate additional revenue from sales to other areas within the client's organization. Clients may require video supply chain participants to adopt the technology. The product can be installed at the client's site or delivered through an ASP host. Our product's features and functionality allow for installation and implementation within approximately two weeks once a client purchases our system.

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

   We account for our purchased and internally developed computer software under Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. To date, we have capitalized the cost of the purchased software license and expensed other development costs as incurred as they represented the cost to develop a working model for beta testing and costs for product demonstrations for specific customers. The capitalized costs are amortized over the greater of the ratio of current revenues to a total of current and future anticipated revenues or on a straight line basis over their useful lives.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 AND MARCH 31, 2001

   Our revenues are derived from the installations of our software and hardware products and ASP and technology services. We had no revenue from continuing operations in the first quarter of 2002 or 2001.

   Cost of revenues includes all direct costs incurred in connection with the sale of our products and services. These costs included license fee royalties, hardware, Internet connection fees, and labor. We incurred license fees and Internet connection fees of $5,000 during the first quarter of 2002 compared to $44,000 during the first quarter of 2001.

   Selling, technical, general and administrative expenses are directly attributable to the operation of Video(3). These expenses included services, salaries, commissions, advertising and promotional expenses, travel, supply and other expenses incurred in the sale of our products and technological development, as well as overhead costs such as general and administrative payroll, and related items. Selling, technical, general and administrative expenses decreased $263,000 to $287,000 in first quarter of 2002 from $550,000 in the first quarter of 2001. This reduction was due to a restructuring effort that significantly reduced the Video(3) executive salary and related employment expenses, reduced travel due to utilization of on-line sales presentation technology and the completion of our initial product development activities which were ongoing.

   Corporate charges consist of general and administrative charges that are not related to a specific line of business and include overhead costs such as office rent and expenses, general and administrative payroll, accounting, legal, and litigation expense, and other related items. Corporate charges decreased $440,000 to $503,000 in the first quarter of 2002 from $943,000 in the first quarter of 2001. The decrease related to restructuring plans implemented in January 2001 that significantly reduced corporate salaries and related benefits through the elimination of several positions. These reductions were somewhat offset by approximately $101,000 related to our ongoing ABC Radio and Disney litigation that was included in corporate charges for the first quarter of 2002. We believe that our corporate overhead will continue to decline as we significantly simplify our corporate structure after the discontinuance of the television commercial production business which was completed in the first quarter of 2002.

   Depreciation and amortization decreased to $105,000 in the first quarter of 2002 from $196,000 in the first quarter of 2001. Depreciation and amortization primarily related to the capitalized costs of our software license agreement with Convera and computer equipment and the decrease relates primarily to the restructuring of our software license agreement with Convera in October 2001.

   Other income of $242,000 primarily related to the note receivable assignment received in the litigation settlement with Oklahoma Sports Properties.

   Interest expense was $116,000 in the first quarter of 2002 compared to interest expense of $119,000 in 2001, representing a decline in interest expense of $3,000. The interest expense in 2001 relates primarily to borrowings under our line of credit which was repaid in full in October 2001 while our interest expense in 2002 relates primarily to bridge loans and other notes payable entered into in the fourth quarter of 2001.

Interest income of $2,000 was recorded in the first quarter of 2002.

   Income tax provision was $16,000 in the first quarter of 2002 relating primarily to state income taxes payable and minimum fees compared to a benefit of $322 in the first quarter of 2001.

   The net loss from continuing operations decreased to $787,000 for the first quarter of 2002 compared to a net loss from continuing operations of $1,851,000 for the first quarter of 2001, primarily as a result of the cost reduction measures implemented during 2001.

   Losses from discontinued television commercial production business was $2,150,000 in the first quarter of 2001, which related primarily to the closing of The End. No loss was incurred during the first quarter of 2002 as the sales of our remaining production companies were completed in the first quarter of 2002 and the results of 2002 operations were estimated and accounted for in the estimated loss on disposal in 2001.

   A net loss of $787,000 was incurred for the first quarter of 2002 compared to $4,001,000 for the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Overview

   During the three months ended March 31, 2002, we incurred a net loss of $787,000 and used $1,771,000 in cash for operations resulting in a working capital deficit of $809,000 compared to a deficit of $686,000 at December 31, 2001. As a result of our recurring losses, negative working capital and negative cash flow from operations, our independent certified public accountants included an explanatory paragraph in their opinion on our December 31, 2001 consolidated financial statements expressing a substantial doubt about our ability to continue as a going concern. Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001 for information regarding this going concern qualification.

   Short-Term Liquidity Needs and Plans

   We will require additional financing to continue to support our Video(3) operations, fund our corporate expenses and pursue our lawsuit against ABC Radio and Disney in the upcoming 12 months. We anticipate our cash needs for the 12 months after December 31, 2001 will range from $4,000,000 to $5,000,000. We are currently exploring options to raise this additional capital. There can be no assurance that we will obtain financing when required. Additional financing, if available, will likely require us to sell additional equity securities, which is likely to result in substantial dilution to our current shareholders. If such financing is not available, we will be forced to further reduce or terminate our operations and we will likely default on obligations to creditors, all of which will be materially adverse to our operations and prospects. Based on the cash proceeds from the sale of the remaining television commercial production subsidiaries in January and February 2002 and the sale of a participation in the ABC Radio and Disney lawsuit discussed below, we anticipate that we will have sufficient funds to continue our operations at the current level through June 2002 without additional funding.

   In January and February 2002, we completed the sale of the remaining television commercial production subsidiaries. The operations and business valuation of these subsidiaries had been adversely affected by the after-math of the September 11, 2001 terrorist attack. The sales were consummated for gross cash proceeds of $2,250,000, $200,000 of which was received prior to December 31, 2001, and notes receivable of $1,035,000 with installments and maturity over three years. Certain inter-company payables due to the television commercial production companies were released and put rights of management of a subsidiary were extinguished. In addition, in January 2002, we raised net proceeds totaling $495,000 from an assignment of $1,000,000 of the potential award to be received in connection with our ongoing litigation against ABC Radio and Disney. In the event that such litigation is not successful or we do not receive proceeds, net of amounts due to the litigation attorneys, to fully satisfy the assignment, no additional amount will be paid to the purchasing party. In April 2002, we reached an agreement to extend $175,000 in a note payable until April 2003.

   Harmony, our subsidiary that served as a holding company for some of our television commercial production businesses, has outstanding judgments against it totaling $637,000, but has nominal assets. To date, the judgment creditors have not initiated claims against us, the parent company, but there can be no assurance that such claims will not be asserted. If we were required to pay these judgments, such action will have an adverse affect on our cash position. Consolidated cash was $855,000 at March 31, 2002 and $301,000 at December 31, 2001, an increase of $554,000.

   We are pursuing claims against ABC Radio and Disney relating to our children's radio and entertainment business that we discontinued in 1999. Although we have received a determination that ABC Radio breached its contract with us and both ABC Radio and Disney misappropriated our trade secrets, the amount of damages that we can recover had not been determined as of March 31, 2002. The trial on damages was completed on May 10, 2002. The jury award totaled $9.5 million, $1.5 million for breach of contract and $8.0 million for misappropriation of a trade secret. We currently anticipate that final resolution of the case will likely take several more years. Furthermore, we have entered into several financing and other arrangements which will offset the ultimate amount of this award accruing to us if and when it is paid by ABC Radio and Disney.

   Cash used in continuing operating activities during the three months ended March 31, 2002 was $1,771,000. Accounts receivable at March 31, 2002 decreased $4,000 from December 31, 2001 and prepaid expenses at March 31, 2002 increased $100,000 during the same period. Accounts payable at March 31, 2002 decreased $639,000 from December 31, 2001, accrued expenses at March 31, 2002 decreased $110,000 from December 31, 2001, and deferred income decreased $2,000 during the same period. The changes in the balance sheet that affect cash-flow occurred primarily to the prepayment of insurance premiums and the declining accounts payable and accrued payable balances related to due to declining corporate and litigation activity and the repayment of aged payables on the sale of the television production companies.

   During the three months ended March 31, 2002, net cash provided by investing activities was $1,991,000 representing $2,050,000 of cash received with the sale of the television commercial production companies and $59,000 used for capital expenditures.

   Cash provided by financing activities in 2001 amounted to $335,000. We raised $495,000 in January 2002 through an assignment of potential lawsuit proceeds and used cash totaling $160,000 to repay other debt.


Seasonality and Inflation

        The Company does not believe that seasonality or inflation have affected the results of its operations, and does not anticipate that inflation will have an impact on its future operations.

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

   SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires that we complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

   As a result of the adoption of SFAS 141 and 142, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which will be recognized through operations, either by amortization or impairment charges, in the future. For purchase business combinations completed prior to December 31, 2001, the net carrying amount of goodwill was written down to net realizable value pursuant to the anticipated sale of the commercial production subsidiaries. The adoption of SFAS 141 and SFAS 142 did not have an impact on our financial position and results of operations.

   In August 2001, the Financial Accounting Standards Board finalized the Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets including the broadening of the presentation of discontinued operations. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this new pronouncement did not have a material effect on our financial statements.

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

       The Company does not enter into derivative contracts either to hedge existing risks or for speculative purposes.

PART II        OTHER INFORMATION

ITEM 1         Legal Proceedings

       We filed suit against ABC Radio and Disney in the United States District Court for the District of Minnesota on September 26, 1996. On September 30, 1998, a jury in the United States District Court for the District of Minnesota ruled in our favor for breach of contract and misappropriation of trade secrets and awarded us $20 million for breach of contract against ABC Radio, $10 million for misappropriation of trade secrets by ABC Radio and $10 million for misappropriation of trade secrets against Disney. On January 15, 1999, the trial court upheld the jury's findings that ABC Radio had breached its contract with us and that ABC Radio and Disney misappropriated its trade secret information; however, the court set aside the jury's verdict because it disagreed with the jury's conclusions that the evidence showed that those actions caused us damage and because the trial court found that the amount of damages awarded by the jury was not supported by the evidence. The court further ruled, in the event that the decision is reversed or remanded on appeal, that the defendants should be granted a new trial on the issues of causation and damages. We appealed the court's findings in February 1999. On February 16, 2000, oral arguments were held before the Eighth Circuit Court of Appeals. On April 10, 2001, the Court of Appeals reversed the grant of judgment as a matter of law for ABC Radio and Disney and affirmed the grant of a new trial limited to the issue of quantifying damages. The trial on damages was completed on May 10, 2002. The jury award totaled $9.5 million, $1.5 million for breach of contract and $8.0 million for misappropriation of a trade secret. We currently anticipate that final resolution of the case will likely take several more years. Furthermore, we have entered into several financing and other arrangements which will offset the ultimate amount of this award accruing to us if and when it is paid by ABC Radio and Disney. We intend to vigorously pursue the defense and collection of this award.

        We have settled our previously disclosed litigation against Oklahoma Sports Properties, Inc. and Fred Weinberg. We had been awarded a judgment in the amount of $495,000 plus interest and collection costs, but had not been able to find any assets of the defendants except for a promissory note owed to the corporate defendant. On April 10, 2002, we settled this claim for an assignment to us of this promissory note due from Reunion Broadcasting, L.L.C. with an outstanding principal amount of $232,736.

        On March 21, 2002, the broker associated with the sale of our television commercial production subsidiaries, Curious Pictures, Chelsea Pictures and DCODE, initiated arbitration proceedings. The broker claims that fees totaling $455,000 are owed pursuant to our April 24, 2001 agreement. We intend to vigorously defend our position that such amount is not owed in the matter.

        Except as described above, there have been no material developments in the legal proceedings disclosed under Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 2         Changes in Securities and Use of Proceeds

               Not Applicable

ITEM 3         Defaults upon Senior Securities

               Not Applicable

ITEM 4         Submission of Matters to a Vote of Security Holders

               Not Applicable.

ITEM 5         Other Information

               Not Applicable.

ITEM 6         Exhibits and Reports on Form 8-K

               See "Index to Exhibits."

(b)    Reports on Form 8-K

       On January 29, 2002, we filed a Current Report on Form 8-K relating to the sale of the stock of our commercial production subsidiary, Chelsea Pictures, Inc. On March 5 and 14, 2002, we filed Current Reports on Form 8-K relating to the sale of the stock of our commercial production subsidiaries, Curious Pictures Corporation and DCODE, Inc.

The Company filed no other Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           iNTELEFILM Corporation


Date:  May 15, 2002                       By   /s/  Richard A. Wiethorn
                                             ----------------------------
                                             Richard A. Wiethorn
                                             Authorized Officer and Chief Financial Officer

INDEX TO EXHIBITS


Exhibit
Number         Description
------         -----------



10.48 Letter of Agreement Modifying Promissory Note and Warrant for 150,000 Shares between the Registrant and Westminster Properties, Inc. dated April 1, 2002 and Restated Promissory Note dated April 1, 2002



10.49 Settlement Agreement between the Registrant and Oklahoma Sports Properties and Fred Weinberg dated April 10, 2002 and promissory note dated September 4, 1998 executed by Reunion Broadcasting L.L.C.